Form 10QSB
period 2003-01-31
HARRISON HOLDINGS INC
filed 2003-02-04
CIK 1173927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number

HARRISON HOLDING'S INC.
(Exact name of registrant as specified in its charter)

DELAWARE	74-3022293
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

103 EAST HOLLY STREET, SUITE 406 BELLINGHAM, WASHINGTON (Address of principal executive offices)	98225 (Zip Code)

(360)733-3854
(Registrant''s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes      [   ] No.

Number of shares of the registrant's common stock outstanding as of January 31, 2003 is: 4,538,000

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003. The financial statements are presented on the accrual basis.

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of October 31, 2002
                                   (Unaudited)

ASSETS

    Cash                                                            $  21,802
                                                                    =========

LIABILITIES

    Note payable to seller of mineral claims                        $  17,892

STOCKHOLDERS' EQUITY

    Common stock, $.001 par, 100,000,000 shares
       authorized, 28,038,000 shares issued
       and outstanding                                                 28,038
    Additional paid in capital                                        639,862
    Deficit accumulated during the development stage                 (663,990)
                                                                    ---------
       Total Stockholders' Equity                                       3,910
                                                                    ---------
          Total Liabilities & Stockholders' Equity              $  21,802
                                                                    =========

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
       For the Three Months and Nine Months Ended October 31, 2002 and the
       Period from November 19, 2001 (Inception) Through October 31, 2002
                                   (Unaudited)

                                             3 Months            9 Months              Inception
                                               Ended               Ended                Through
                                            October 31,         October 31,           October 31,
                                                2002                2002                  2002
                                               ----------          ---------           ---------
Administrative expenses
    - paid in cash                              $   3,343          $  13,487           $  22,098
    - paid in stock                                                  600,000             621,500
    - imputed interest                                527              1,533               1,695
Impairment loss                                                                           18,697
                                                ---------          ---------           ---------
Net loss                                        $  (3,870)         $(615,020)          $(663,990)
                                                =========          =========           =========

Basic and diluted loss per common share             $(.00)             $(.02)
Weighted average common shares
    outstanding                                28,038,000         27,367,500

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Nine Months ended October 31, 2002 and the Period
           from November 19, 2001 (Inception) Through October 31, 2002
                                   (Unaudited)

                                                      9 Months             Inception
                                                        Ended                Through
                                                     October 31,           October 31,
                                                          2002                2002
                                                        ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net deficit accumulated during the
       development stage                                $(615,020)          $(663,990)
    Adjustments to reconcile net loss
       to cash used by operating activities:
    Stock issued for services                             600,000             621,500
    Impairment loss                                                            18,697
    Interest on discounted note payable                     1,533               1,695
                                                        ---------           ---------
NET CASH USED BY OPERATING ACTIVITIES                    (13,487)           (22,098)
                                                        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of mineral claim                                                (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                          11,400              46,400
                                                        ---------           ---------
NET CHANGE IN CASH                                       (2,087)             21,802
    Cash balance, beginning                                23,889
                                                        ---------           ---------
    Cash balance, ending                                $  21,802           $  21,802
                                                        =========           =========

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Since our inception, our operations have been devoted primarily to identifying, purchasing and completing the initial exploration work on a mineral property. We intend to grow through exploration and development of the Harrison Lake property and the identification and acquisition of other properties with mineral exploration. Because of uncertainties surrounding our development, we anticipate incurring exploration stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Based on accounting principals our exploration stage expenses from inception through October 31, 2002 were $663,990. The expenses incurred were primarily due to various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to exploration stage expenses are anticipated.

Plan of Operation

We have completed phase one of a four step plan to evaluate our initial minerals prospect for development. Phase one consisted of identifying an area with promising geological properties, purchasing the initial 30 units of the Harrison Lake property, securing a geological report on the property and completing the initial rock and silt samples on the prospect. We plan to complete phase two and three during the next 12 months. Completion of the additional stages of our four step plan are contingent upon us receiving additional debt or equity financing. If we are unable to raise additional funds then we may have to delay or possibly cease our business operatons. Assuming that we receive the additional funding then we will proceed with phase two and three. If we get positive results in phase two and three we will be required to seek additional capital to complete phase four. We will attempt to raise capital from sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. However, there are currently no negotiations or arrangements for future financing at this point in time. Management will use its best efforts to raise the additional funds to carry out the planned exploration program but there is significant risk that we may not secure the necessary funding. The following table details the remaining 3 steps to our initial exploration of the Harrison Lake property:

Phase II: Geological Traverses

Senior Geologist 1 day @ $325 per day	$325.00
Geologist 2days @ $260 per day	$520.00
2 Geotechnicians 2days at $162.50	$325.00
Equipment Rental 4 wheel drive @ $48.75 per day	$ 97.50
Assays 50 @ $13.00 each	$650.00
Food, Fuel etc	$130.00
Report	$162.50
TOTAL	$2,210.00

Phase III

Follow-up Geochemical sampling and detailed geological mapping	$1,950.00
TOTAL	$1,950.00

Phase IV Airborne EM Survey

Airborne EM Survey 100 line kilometers @ $65 per km	$6,500.00
Follow-up geological surveys	$6,500.00
TOTAL	$13,000.00

If we are successful in raising the additional funds and completing the 3 additional steps of exploration, management will access the results to determine the advisability of future development of the property. If management determines the results merit further exploration the plan is to raise additional capital, and/or seek an industry partner to pay the further costs of operations. There is no assurance we will be successful in raising the funds or finding a joint venture partner in order to complete further exploration. We could be forced to abandon the property of sell it for a significant loss if we are unable to secure the necessary capital.

Capital Resources and Liquidity.

As of October 31, 2003, we had approximately $21,802 in cash. The planned exploration expenditures of phase two and three are estimated to cost $4160, an additional $2,500 payment is due on the Harrison Property pursuant to the Mineral Claims Agreement during the next 12 months, and our general and administrative is expected to average $1200 per month for the next 12 months. We have no plans to pay salaries to our officers or employees during the next 12 months and we are not paying rent for our offices. We believe we have sufficient cash to meet our minimum exploration and operating costs for the next 12 months. We will need to raise additional capital to continue our operations during the next 12 months and beyond, and there is no assurance we will be successful in raising the needed capital.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on January 31, 2003.

HARRISON HOLDING'S, INC.

By:	/s/ Michael Hopley Michael Hopley	President, Chief Executive Officer Secretary and Director	Dated: January 31, 2003

By:	/s/ Hugh Willson Hugh Willson	Director	Dated: January 31, 2003

By:	Chris Skerik	Director	Dated: January 31, 2003

CERTIFICATION
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Michael Hopley certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of HARRISON HOLDING'S, INC.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      January 31, 2003

/s/ Michael Hopley Michael Hopley President, Chief Executive Officer Secretary and Director