Form 10QSB/A
period 2003-01-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2003-02-07
CIK 1173927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

Number of shares of the registrant's common stock outstanding as of January 31, 2003 is: 28,038,000

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
                                                        =========           =========

HARRISON HOLDING'S, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Harrison Holding’s, Inc. (“Harrison”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Harrison’s Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2002 as reported in the SB-2 have been omitted.

NOTE 2 - COMMON STOCK ISSUED FOR CASH

In February and March of 2002, Harrison sold 38,000 shares of common stock for $.30 per share for total proceeds of $11,400.

In May 2002, Harrison appointed two new board members. For consideration of their appointment, the two new directors each received 1,000,000 shares of Harrison restricted common stock valued at $.30 per share for a total value of $600,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 4, 2003 , 2003.

HARRISON HOLDING'S, INC.

By:	/s/ Michael Hopley Michael Hopley	President, Chief Executive Officer Secretary and Director	Dated: February 4 , 2003

By:	/s/ Hugh Willson Hugh Willson	Director	Dated: February 4 , 2003

By:	Chris Skerik	Director	Dated: February 4 , 2003

CERTIFICATION
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Michael Hopley certify that:

1.	I have reviewed this amended quarterly report on Form 10-QSB of HARRISON HOLDING'S, INC.

2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:       February 4 , 2003

/s/ Michael Hopley Michael Hopley President, Chief Executive Officer Secretary and Director