Form 10KSB
period 2003-01-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2003-05-23
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                January 31, 2003

                           Commission File #333-88952

                       INTELLIGENT MOTOR CARS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0928369
                      (IRS Employer Identification Number)

          2800 West Cypress Creek Road, Fort Lauderdale, Florida 33309
               (Address of principal executive offices)(Zip Code)

                                 (954) 917-4301
                (Registrant's telephone no., including area code)

                            Harrison Holding's, Inc.
                        103 East Holly Street, Suite 406
                          Bellingham, Washington 98225
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended January 31, 2003: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 1, 2003, was: Not determinable.

Number of shares of the registrant's common stock outstanding as of May 1, 2003 was: 15,744,000.

Transfer Agent as of May 1, 2003:   American Registrar and Transfer Company
                                    342 East 900 South
                                    Salt Lake City, Utah 84111

                                    PART I

INTRODUCTORY NOTE
FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         We were incorporated under the name Harrison Holding's Inc. in the State of Delaware on November 19, 2001 as a exploration stage company which had undertaken research seeking areas that have prospective for Copper-Nickel-Palladium-Platinum deposits.

         We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business except as disclosed herein relating to our acquisition of Intelligent Motor Cars, Inc., a Florida corporation ("IMC") through an exchange of shares with shareholders of IMC effective February 5, 2003 (the "Share Exchange").

BUSINESS OF THE REGISTRANT

         As of January 31, 2003 and for the fiscal year then ended, we were an exploration stage company, which had undertaken research seeking areas that have prospective for Copper-Nickel-Palladium-Platinum deposits. We focused on the Pacific Nickel Mine ultramafic belt, located 7 kilometers north of the town of Hope, British Columbia, Canada.

         In December of 2001, the claims were staked and sold to us. Our former President, Michael Hopley, commissioned a report to evaluate the area of the claims. This report also recommended further exploration programs to develop the mineral prospects and would be used to be filed with the appropriate regulatory bodies. In order to write the report, old mine data and geological reports were compiled and geologists and mine personnel who were present during the active mining operations in the region from 1958 to 1974 were interviewed. The report includes the initial prospecting and preliminary geological work completed by David Deering and Nicholson on the adjacent Harrison Lake Property. It represents the first known compilation of data for the area in over 25 years. The author has been involved in the area since March 2000 assessing the prospective geological potential, access, and general conditions. It should be noted that since this project was initiated over two years ago, several other public and private companies have started exploring this area and the British Columbia government has initiated an aggressive program in the Harrison Lake-British Columbia Nickel Mine area of detailed cross-sectional geologic mapping, sampling, and age dating to foster further exploration.

         Our first acquisition was of mineral claims described below, which are known as the "HC1 and HC2 Claims". It was our intention to conduct exploration work on this property in order to ascertain whether it possesses commercially developable quantities of platinum and/or palladium, referred to as platinum group metals or "PGM". However, with acquisition of IMC pursuant to the Share Exchange after our fiscal year end, our primary business focus has shifted to the business of IMC as described below.

         We purchased the property containing mineral claims from Nicholson and Associates in December 2001. The property consists of two un-patented contiguous mineral claims named HC-1 and HC-2 representing 30 units that have been staked and recorded by four post claims. These claims are located east of Harrison Lake and northwest of the town of Hope in southwestern British Columbia, Canada.

         Michael Hopley, our former President, acquired these claims outright for a total cost of $25,000, subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty. Nicholson & Associates is the beneficiary of such royalties. Mr. Hopley then assigned his rights and obligations with respect to these claims to us in consideration for $1.00. Additional payments and obligations to Nicholson and Associates are as follows:

       o         Payment of $2,500 on transfer of property title (paid).

       o Payment of $2,500 12 months from transfer of property title (December 2002).

       o Provide funds to complete assessment work in order to maintain the property in good standing. Assessment work has been completed for the first year and the cost in future years will be a minimum of $3,900 per year. The two $2,500 payments referred to above are credited towards assessment work obligations.

       o         $25,000 at 36 months from transfer of property title (December
                 2004) less all of the above payments.

         In order to maintain the property in good standing all claims staked in British Columbia require $65 worth of assessment work to be undertaken in Year 1, followed by $130 per claim per year thereafter.

         In January 2003, we decided that we could not be successful in our current business operations. Therefore, in February 2003, we consummated the Share Exchange whereby we acquired all of the outstanding capital stock of IMC from its shareholders, through an exchange of our shares. Pursuant to the terms of the Share Exchange Agreement (the "Agreement"), we issued 10,000,000 shares of our restricted common stock, $.001 par value per share, to the former shareholders of IMC in exchange for their 500 shares of IMC common stock.

         Pursuant to the Share Exchange Agreement, Michael Hopley resigned as our sole officer and from our Board of Directors, and Hugh Wilson and Chris Skerik resigned from our Board of Directors. The persons serving as directors and officers of IMC immediately prior to the Share Exchange were elected to the same offices with the Company and retained their positions as directors and officers of IMC. In addition, pursuant to the Agreement, Michael Hopley, Hugh Wilson and Chris Skerik returned 21,500,000, 1,000,000 and 1,000,000 shares, respectively, to the Company which were then cancelled and returned to treasury and IMC became our wholly-owned subsidiary. In addition, an amendment was filed to our Certificate of Incorporation changing our corporate name from Harrison Holding's, Inc. to Intelligent Motor Cars Group, Inc. (the "Registrant" or the "Company").

         As a result of the Share Exchange, we acquired all of the assets and liabilities of IMC, which assets were used prior to the Share Exchange in IMC's business. We operate IMC in the same manner and plan to continue in the business that IMC engaged in prior to the Share Exchange.

         IMC, which does business under the Florida registered fictitious name of "Sun Auto Leasing and Sales", is headquartered in Fort Lauderdale, Florida. Its primary services include used auto sales, reconditioning, financing and insurance, warranty services and floor planning (dealer to dealer financing). IMC also provides services for new car sales, such as search, acquisition and delivery on a limited basis. In addition, through a partnership with the Internet auction company, eBay, IMC operates three online specialty auto retail shops. The eBay shops have been in operation since early 2001 and generate approximately fifty retail car sales each month for IMC. In addition to its primary business, IMC maintains a diverse partner network that includes approximately 75 auto dealers throughout the Southeast United States. The partner network is largely comprised of auto dealers, wholesalers and finance companies.

Employees
---------

         As of January 31, 2003, we had no employees. We had one person in management and two part-time directors. After the Share Exchange, we have a total of two employees. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

         As of January 31, 2003, we used approximately 200 square feet of leased office space in the historic Bellingham National Bank building at 103 East Holly Street, Suite 406, Bellingham, Washington. Michael Hopley, our former President, contributed the office space at no charge to us. Since the consummation of the Share Exchange we no longer use this property.

         We now have approximately 10,000 square feet of office/warehouse space located at 2800 West Cypress Creek Road, Fort Lauderdale, Florida 33309, which is used for our executive offices and business operations. Our lease is for a term of five (5) years commencing March 1, 2001 at a monthly rental of $7,500 per month. We sublet our office/warehouse space from Trim Express, Inc., an affiliate of the Company, which is owned by our CEO, Gerald Scalzo. Trim Express leases the property from an unaffiliated third party and our rent, which is the same as Trim's, is paid directly by us to the landlord. See "Certain Relationships and Related Transactions".

         The mineral property that we own consists of two contiguous un-patented mineral claims representing 30 units located east of Harrison Lake and northwest of the town of Hope in south-western British Columbia, Canada. The complete list of claims held by us is as follows:

Claim Name      Units          Record #        Expiry Date     Map Sheet         Locator        Agent for: *
----------      -----          --------        -----------     ---------         -------        ------------
H 1             20             391432          28-Dec-02       M092H061 &62      G. Barton      Self
HC 2            10             391433          28-Dec-02       M092H061 &62      G. Barton      Self
TOTAL           30             UNITS

ITEM 3. LEGAL PROCEEDINGS

         We are not presently a party to any litigation, nor to our knowledge and belief, is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1. An amendment to our Certificate of Incorporation was approved to change our corporate name from Harrison Holding's, Inc. to Intelligent Motor Cars Group, Inc.;

         2. The Share Exchange, pursuant to which the Registrant agreed to issue 10,000,000 shares of restricted common stock to the historical shareholders of IMC and cancel and return to treasury an aggregate of 23,500,000 shares of the Registrant's common stock owned by officers and directors of the Registrant; and

         3. The election of the following nominees to serve as directors of the Registrant upon consummation of the Share Exchange: (i) Gerald Scalzo, and (ii) Michael Magolnick.

         CERTAIN RISKS ASSOCIATED WITH OUR COMPANY AND ITS BUSINESS

FUTURE CAPITAL NEEDS / POSSIBLE NEED FOR ADDITIONAL CAPITAL

         The operation of the Company will require substantial capital, which may result in additional dilution to the Company's shareholders if such funds are raised through the issuance of equity securities. The Company has no commitments to obtain such capital at this time and there can be no assurance that such capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company. The inability of the Company to raise such funds may delay or prevent the Company from successfully marketing its services and may impede the expansion of necessary business operations. This may have an adverse impact on its business and financial results.

ABILITY TO MANAGE GROWTH

         The Company's intended growth will result in new and increased responsibilities for management personnel and will place increased demands on the Company's management, operational and financial systems and resources. To accommodate this growth and to compete effectively and manage future growth, the Company will be required to continue to implement and improve its operational, financial and management information system and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a materially adverse effect on the Company's financial condition and results of operations.

WE MAY ENCOUNTER LIMITATIONS ON OUR ABILITY TO ACQUIRE AUTOMOTIVE-RELATED COMPANIES IN OUR MARKET ON FAVORABLE TERMS OR AT ALL, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR ACQUISITION STRATEGY.

         The automotive retail industry is a mature industry. The significant consolidation in the industry in our market over the last several years has resulted in fewer desirable auto companies, dealerships or dealership groups being available for purchase on reasonable terms. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance. As a result, it cannot be assured that we will be able to acquire desirable auto-related businesses in our key markets or that any such acquisitions can be completed on favorable terms or at all.

         In addition, the Company may pursue acquisitions of other auto services companies. There are various risks associated with the Company's acquisition strategy, including the risk that the Company will be unable to identify, recruit or acquire suitable acquisition candidates or to integrate and manage the acquired companies. There can be no assurance that suitable auto service companies will be available for acquisition by the Company on acceptable terms, or that any liabilities assumed in an acquisition will not have a material adverse effect on the Company's financial condition and results of operations. The Company currently has not entered into any discussion contemplating such an acquisition. There can be no assurance as to whether or when any such acquisition ultimately will be consummated.

THE AUTOMOTIVE RETAILING INDUSTRY IS CYCLICAL AND IS SENSITIVE TO CHANGING ECONOMIC CONDITIONS; LOWER ACTUAL SALES LEVELS COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS.

         Sales of motor vehicles historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence in the economy, the level of personal discretionary spending, interest rates, fuel prices, credit availability, unemployment rates, the level of manufacturer incentives and the number of consumers whose vehicle leases are expiring. New vehicle sales rates during 2001 varied significantly during the year. Following the September 2001 terrorist attacks in the United States, the industry experienced a dramatic but brief decline in sales of new vehicles that was followed by sales of new vehicles at a near-record pace during the remainder of 2001, driven primarily by increased manufacturer incentives, such as the 0% financing offers during the fourth quarter of 2001 and through 2002. Our sales of used vehicles, finance and insurance products, vehicle service and parts and collision repair services may be subject to variation as a result of the foregoing factors, although we do not believe such variation is likely to be as significant as with respect to new vehicle sales which have decreased by an estimated five to ten percent in 2002.

         Used car wholesale prices have also declined in every car and light-truck segment over the past 12 months. This has been attributed to high new car incentives which erode the value of used vehicles. If this trend were to continue, the Company may experience lower revenues and profit margins.

DEVELOPING MARKET, UNCERTAIN ACCEPTANCE OF THE COMPANY'S SERVICES

         The market for the Company's services has only recently begun to develop, and there can be no assurance that the public will accept the Company's services on a widespread basis. The Company's future operating results are highly dependent on its ability to continually attract new customers. There can be no assurance that demand for the Company's service will continue in existing markets, or that it will develop in new markets. The Company intends to advertise and there can be no assurance that such advertising will be effective in increasing market acceptance of, or generating demand for, the Company's services. Failure to achieve widespread market acceptance of the Company's services or to continually attract new customers would have a material adverse effect on the Company's financial condition and results of operations.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995 ("PSLRA"). We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION AND IF WE ARE FOUND TO BE IN VIOLATION OF ANY OF THESE REGULATIONS, OUR BUSINESS, OPERATING RESULTS AND PROSPECTS COULD SUFFER.

         The automotive retailing industry is subject to a wide range of federal, state and local laws and regulations, such as those relating to licensing, retail financing, consumer protection, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations.

ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS

         Our operations may involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety.

         Storage tanks on our properties are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations such as auto body painting may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

         Some of our facilities are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

         We may incur additional costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework.

INSURANCE AND BONDING

         Our business exposes us to the risk of liabilities arising out of our operations. Liabilities involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state regulatory requirements.

         The automotive retailing business is also subject to substantial risk of property loss due to the significant concentration of property values at dealership and facility locations. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, there is no assurance that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

RELIANCE UPON OFFICERS, DIRECTORS AND KEY PERSONNEL

         The Company's success is wholly dependent upon the personal efforts and abilities of its officers and directors. The loss of or unavailability to the Company of the services of Gerald Scalzo, its President/CEO and Michael Magolnick, its COO, would have a materially adverse effect on the Company's business and potential earning capacity. If the Company were to lose the services of the aforementioned individuals before a qualified replacement could be located and retained, our business could be materially and adversely affected. We intend to enter into employment agreements with these individuals to assure continuity of management. The Company currently carries key man life insurance on Gerald Scalzo and Michael Magolnick to compensate for any such loss.

         The ability of the Company to attract and retain qualified operational and management personnel is critical to the operations of the Company. To date, the Company has been able to attract and retain sufficient professional employees and consultants to meet its needs; however, there can be no assurance that the Company will be able to do so in the future. If the Company was unable to employ the qualified employees and consultants needed, or retain its current management, then its business would be materially and adversely affected. See "Management".

COMPETITION

         Competition in the auto sales and services market stems from a wide variety of sources. Many of the companies that the Company competes with are substantially larger, have better name recognition, more substantial and lengthy operating histories, backgrounds, experience, records of successful operations and may even sell their services at lower prices. Each may also have significantly greater financial, technical, marketing and other resources than the Company now has or that it will have in the foreseeable future. It is also likely that other competitors will emerge in the near future and there can be no assurance that additional competitors could adversely affect the Company or preclude the Company from entering those markets that can sustain only limited competition. There can be no assurance that the Company's business will be able to compete effectively with their competitors. See "Business of the Company".

DEALINGS WITH THE COMPANY AND CONFLICTS OF INTEREST

         The Company's current majority shareholder is Gerald Scalzo who is the President and CEO of the Company and the Chairman of the Board. Consequently, he will be in a position to control his own compensation and to approve affiliated transactions, if any. Mr. Scalzo is also President and the sole shareholder of Trim Express, Inc., a Florida corporation ("Trim") which provides services to the Company and is the Company's landlord. Through its d/b/a, Dealer Financial Services, Trim provides floor plan financing to the Company for fees which are less than those charged by unaffiliated third parties. In addition, Michael Magolnick, COO of the Company and a director, is also a consultant to Trim and is paid a consulting fee by Trim for his services. There can be no assurance that the Company will not, as a result of the conflict of interests described above, possibly enter into arrangements under terms less favorable than it could have obtained had it been dealing with unrelated persons. See "Description of Property" and "Certain Relationships and Related Transactions".

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was quoted on the NASD Electronic Bulletin Board (OTC:BB) under the trading symbol "HRSN" until February 13, 2003. It commenced trading under its new trading symbol "IMCG", on February 14, 2003 as a result of the Share Exchange and its name change. Currently, there is no developed public market for our common stock and there can be no assurances that a trading market will be developed and sustained. It is our understanding that the OTC:BB may be phased out in favor of a new exchange, the Bulletin Board Exchange ("BBX"). If and when the BBX is implemented, there is no guarantee that we will qualify to be listed on this exchange.

         The following table sets forth, the highest and lowest bid prices for the common stock as reported by the National Quotation Bureau. The prices set forth below represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions.

         2003                   High             Low
         ----                   ----             ---

February 1-April 30             $6.00            $0.01
May 1-May 12                    $4.00            $3.00

         On May 1, 2003, there were 24 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of the Company's common stock exceeds 650.

Dividend Policy
---------------

         Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, our earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THIS DISCUSSION INCLUDES VERY LIMITED INFORMATION ABOUT IMC AND NO FINANCIAL STATEMENTS OF IMC AS THE SHARE EXCHANGE OCCURRED AFTER THE END OF THE COMPANY'S FISCAL YEAR.

         The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto.

         The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

         Since our inception and up to the Share Exchange, our operations were been devoted primarily to identifying, purchasing and completing the initial exploration work on a mineral property. We had intended to grow through exploration of the Harrison Lake property and the identification and acquisition of other properties with mineral exploration. However, as a result of the Share Exchange, it is now our intention to continue the business of IMC and further develop and expand that business. Our ability to achieve these business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations as to which no assurances can be given. See "Business of the Registrant" and "Risk Factors".

PERIOD FROM NOVEMBER 19, 2001 (DATE OF INCEPTION) THROUGH JANUARY 31, 2003

         Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

         Exploration stage expenses during from inception through January 31, 2003 were $672,800. The expenses incurred were primarily due to various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation as well as sale of shares of our common stock. Specifically, $621,500 of the exploration stage was the value of the issuance of a total of 23,500,000 shares to our officer and directors from November 2001 to May 2002. $2,500 was spent on the initial payment for the property and an additional $805 was spent on the evaluation of the property. These fees were in furtherance of Phase I of our to purchase and evaluate a property. The additional expenses were for legal fees, accounting fees, officer and director compensation fees and general administration costs. These fees were incurred in the start costs of our company as well as the fees to prepare our audited financial statements.

Liquidity and Capital Resources

         As of January 31, 2003, we had approximately $11,274 in cash. The planned exploration expenditures of phase two and three are estimated to cost $4160, an additional $2,500 payment is due on the Harrison Property pursuant to the Mineral Claims Agreement during the next 12 months. It is undecided at this time what plans, if any, there are for further exploration or if the claims will be sold or otherwise assigned. We anticipate raising additional capital through the sale of equity in private placement offerings conducted in accordance with Regulation S and Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). If any of these offerings are successful, as to which no assurances can be given, we believe we will have sufficient cash to meet our operating costs for the next 12 months. It is expected that we will need additional capital to continue and expand our operations after the next 12 months. There is no assurance we will be successful in raising any of the needed capital.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

          The following table sets forth information about our executive officers and directors as of January 31, 2003 and after the Share Exchange:

NAME                        AGE       POSITION
----                        ---       --------
Michael Hopley(1)           55        CEO/President/Secretary/Treasurer/Director
Hugh Willson(1)             52        Director
Chris Skerik(1)             30        Director
Gerald Scalzo(2)            32        CEO/President/Treasurer/Director
Michael Magolnick(2)        32        COO/Secretary/Director

----------
(1) Resigned in connection with the Share Exchange effective February 5, 2003.
(2) Appointed in connection with the Share Exchange on February 5, 2003.

         MICHAEL HOPLEY was our founder, Chief Executive Officer, President, Secretary, Treasurer and Director until February 5, 2003. Since February 2000, Mr. Hopley has been the President & Director of Epic Oil & Gas Ltd. and Rival Resources, Inc. In such capacity, he has managed all aspects of a publicly traded oil production and oil and gas exploration company, which is traded on the Canadian Venture Exchange. He has also been responsible for the financial management, supervision of technical consultants and public relations. From July 1996 to present, he has also been President & Chief Executive Officer of Fremont Gold Corp. where he has managed a fully operational public company, also traded on the Canadian Venture Exchange, with up to six active mineral exploration projects world-wide; staff management, property assessment, contract negotiations, data presentation, fund raising and promotion.

         HUGH WILSON was on our Board of Directors from May 2002 to February 5, 2003. He is a consulting geologist with over 25 years of experience in mineral exploration in the United States, Canada, Chile, Venezuela, Argentina, and Peru. He has a Bachelor's degree and a Master's degree from the University of Toronto. Mr. Wilson has worked for some of the world's major mining companies. His work has included reconnaissance exploration, property exploration, geological mapping, use of remote sensing techniques, supervision of core and reverse-circulation drilling programs for base metal, precious metal, and uranium deposits. He has also written commodity research reports for several industrial minerals, investigated heavy oil deposits, and made detailed economic analyses. From 1991 until 2000, Mr. Wilson served as a Consulting Geologist for some of the most prestigious mining companies in the world, including FMC Gold Company, Bema Gold, Magma Copper, Fremont Gold, Cyprus Amax, and Cerro Dorado. As a Consulting Geologist, he served as project manager working in reconnaissance exploration, mine and exploration geology, and reconnaissance mapping.

         CHRIS SKERIK was on our Board of Director from May 2002 to February 5, 2003. Mr. Skerik has served as sales manager for University Sprinklers for the past ten years. In such capacity his duties included sales and lead generation and marketing strategy and exploration. He also was responsible for maintaining, developing and managing a client base of several hundred individuals and companies in both retail and commercial markets. Since June, 2001 to the present, Mr. Skerik has worked as an Associate at Syndicated Capital Corp. which is a venture capital company which represents both public and private company.

         GERALD SCALZO, age 32, has served as Chief Executive Officer, Treasurer and Chairman of the Company since the effective date of the Share Exchange in February 2003. He has also served as President, Chief Executive Officer and Chairman of IMC since 1997. With a background in finance and marketing, he launched Trim Express, Inc. in 1993 as a small, private auto and boat upholstery company. Trim Express is the Company's landlord and provides services to the Company. See "Risk Factors", "Description of Property" and "Certain Relationships and Related Transactions".

         MICHAEL MAGOLNICK, age 32, has served as Chief Operating Officer, Secretary and as a director of the Company since the effective date of the Share Exchange in February 2003. He has also served as Chief Operating Officer and a Director of IMC since August 2002. From October 2001 until August 2002, Mr. Magolnick served as a management consultant to IMC. From 1999 to 2001, he was the founder and President of Domain Systems, now one of the largest domain name Internet services companies. Since 1996 Mr. Magolnick has been a recognized expert in the Internet and technology industries having been interviewed and written up in the Wall Street Journal, the NY Times, American Venture Magazine, Entrepreneur Magazine, eCommerce Times, several editions of The American Business Journal and several other national publications. Prior to Domain Systems, from 1997 to 1999, Mr. Magolnick was the Vice President of Marketing and Communications for Platinum Television Group. From 1991 to 1997, he was the President of Venture Consulting International, a management and marketing consulting firm. He attended the University of Florida with a business administration focus and also attended specialized MBA workshops on business administration, strategic analysis and marketing each year from 1995 through 2000. See "Risk Factors" and "Certain Relationships and Related Transactions".

         The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. Our Board of Directors appoints officers annually and each executive officer serves at the discretion of our Board of Directors. There are no agreements with respect to the election of directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

         We do not have any standing committees. Our Board of Directors may in the future determine to pay directors' fees and reimburse directors for expenses related to their activities.

         None of our executive officers and/or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years except as follows:

         In July 2002 a former (terminated) IMC employee and his live-in girlfriend filed a false police report alleging that Mr. Scalzo was involved in the unauthorized sale of the girlfriend's vehicle. Based upon the false police report, Mr. Scalzo was charged with grand theft auto in the case of State of Florida vs. Gerald Scalzo, Case No. 02-17560. A trial date of July 7, 2003 has been set. Mr. Scalzo vehemently denies any wrongdoing and, based upon the abundance of evidence, his attorneys expect him to be fully exonerated should the State choose to proceed further with the matter. Additionally, Mr. Scalzo has instituted a civil lawsuit against the former employee and the employee's girlfriend, based, in part, upon claims of fraud, conversion, defamation and abuse of process.

ITEM 10. EXECUTIVE COMPENSATION

Michael Hopley was our President and Secretary from inception until February 5, 2003 and received no compensation for services performed during the 2001 and 2002 fiscal year, other than the 21,500,00 restricted shares issued to him for services in 2001 which were cancelled in connection with the Share Exchange after the end of the fiscal year. The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2002 fiscal year, for Michael Hopley who was our Chief Executive Officer during the 2002 fiscal year and for each of our other directors whose compensation on an annualized basis exceeded $100,000 during fiscal 2002.

                           SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                 LONG TERM COMPENSATION

NAME AND                                            RESTRICTED       SECURITIES     OPTIONS     ALL
PRINCIPAL            FISCAL    OTHER      ANNUAL    STOCK            UNDERLYING     (NO. OF     OTHER
POSITION              YEAR     SALARY     BONUS     COMPENSATION     AWARDS         SHARES)     COMPENSATION
---------            ------    ------     ------    ------------     ----------     -------     ------------
Michael Hopley
President and         2002     $5,000     0         0                21,500,000     0           0
Secretary

Hugh Wilson
Director              2002     $1,000     0         0                1,000,000      0           0

Chris Skerik
Director              2002     $1,000     0         0                1,000,000      0           0

Employment Agreements
---------------------

         No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of May 1, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

      Name and Address               Amount of Beneficial     Percentage of
of Beneficial Owner (1) (2)          Ownership                Outstanding Shares Owned(3)
---------------------------          --------------------     ---------------------------
Gerald Scalzo                        8,785,000                       55.8
2800 W. Cypress Creek Rd.
Ft. Lauderdale, FL 33309

Michael Magolnick                      235,000                        1.49
2800 W. Cypress Creek Rd.
Ft. Lauderdale, FL 33309

All directors and executive
officers as a group (2 persons)      9,020,000                       57.29

----------
(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3) Based upon 15,744,000 shares of common stock issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in the following paragraphs.

         Mr. Hopley, our former officer and director assigned us the Harrison Lake property in British Columbia for $1.00 and allowed us to use the office located at Bellingham National Bank building at 103 East Holly Street, Suite 406, Bellingham, Washington at no charge to us until the Share Exchange.

         Gerald Scalzo, the Company's CEO and Chairman of the Board, is the President and sole shareholder of Trim Express, Inc. ("Trim") d/b/a Dealer

Financial Services. Trim provides services to the Company, including but not limited to, floor plan financing which commenced in March 2003. The floor plan financing is provided to the Company by Trim at rates which are lower than the Company receives from unaffiliated third parties. Trim also provides vehicle reconditioning and other services to the Company. In addition, Trim sublets to the Company its executive offices and warehouse facility that it leases from an unaffiliated third part. See "Description of Property".

         Michael Magolnick, COO and a Director, is also the President of Magolnick Consulting Corp ("MCC"). MCC consults on business planning and strategic analysis projects for various small to medium-sized companies. Mike is also a consultant to Trim for which he receives a consulting fee for his services directly from Trim. Mr. Magolnick also receives a salary and 1,000 shares of the Company's restricted common stock each week for his services as COO.

         We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners.

         Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         See Index to Financial Statements attached, which are filed as part of this Report.

(b)      Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

2.1 Certificate of Incorporation, as amended, of Intelligent Motor Cars Group, Inc., incorporated by reference to the Form 8-K filed on February 7, 2003.

2.2      Articles of Incorporation of Intelligent Motor Cars, Inc.

10.1 Agreement and Plan of Share Exchange dated February 5, 2003, incorporated by reference to the Form 8-K filed on February 7, 2003

10.2 Commercial Lease between Intelligent Motor Cars, Inc. and Trim express, Inc. dated March 1, 2001.

99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant To
         Section 906 of the Sarbanes-Oxley Act Of 2002.

(c)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the last quarter of the fiscal year ended January 31, 2003 but we did file a Form 8-K on February 7, 2003 reporting the change in control of the Registrant and related matters in connection with the Share Exchange.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

         Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls:

         Up to the date of the Share Exchange, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this report. From the end of the reporting period to the date of this Form 10-KSB, new management of the Company is undertaking to investigte and evaluate the Company's internal controls on a going forward basis to determine if any changes to its internal controls should occur. Such investigation and evaluation will be completed before the end of the next reporting period and internal control changes, if any, will be implemented and reported in the next report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    INTELLIGENT MOTOR CARS GROUP, INC.
Dated: May 22, 2003
                                    By: /s/ Gerald Scalzo
                                        --------------------------------------
                                    Gerald Scalzo, Chief executive Officer and
                                    Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                    TITLE                               DATE
         ----                    -----                               ----
/s/ Gerald Scalzo
-----------------
Gerald Scalzo               CEO/President/Treasurer/Director      May 22, 2003


/s/ Michael Magolnick
---------------------
Michael Magolnick           COO/Secretary/Director                May 22, 2003

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Intelligent Motor Cars Group, Inc. on Form 10-KSB for the fiscal year ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Gerald Scalzo, the Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of Intelligent Motor Cars Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made not, not misleading;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining internal controls and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

         5. I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 22, 2003                    /s/ Gerald Scalzo
                                      -----------------------------------
                                      Name: Gerald Scalzo
                                      Title: Chief Executive Officer and
                                      Chief Financial Officer

                            HARRISON HOLDING'S, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    AS OF AND FOR THE YEARS ENDED January 31
                2003 AND 2002 AND FOR THE PERIOD November 9, 2001
                  (DATE OF INCEPTION) THROUGH JANUARY 31, 2003

HARRISON HOLDING'S, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

                                                                         Page(s)

INDEPENDENT AUDITORS' REPORT                                             F-1

Balance sheets                                                           F- 2

Statements of operations                                                 F- 3

Statements of changes in stockholders' deficit                           F- 4

Statements of cash flows                                                 F- 5

Notes to financial statements                                            F-6-8

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors
   Harrison Holding's, Inc.
   (A Development Stage Company)
   Bellingham, Washington

We have audited the accompanying balance sheet of Harrison Holding's, Inc. as of January 31, 2003, and the related statements of expenses, stockholders' deficit, and cash flows for the year ended January 31, 2003, the period from November 19, 2001 (Inception) through January 31, 2002 and for the period from Inception through January 31, 2003. These financial statements are the responsibility of Harrison's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrison Holding's, Inc., as of January 31, 2003, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

February 3, 2003

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of January 31, 2003

ASSETS

    Cash                                                $  11,274
                                                        =========
LIABILITIES

    Note payable to seller of mineral claims, less
         unamortized interest of $4,111                 $  16,174
                                                        ---------
Commitments

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par, 100,000,000 shares
       authorized, 28,038,000 shares issued
       and outstanding                                     28,038
    Additional paid in capital                            639,862
    Deficit accumulated during the development stage     (672,800)
                                                        ---------

       Total Stockholders' Deficit                         (4,900)
                                                        ---------
          Total Liabilities & Stockholders' Deficit     $  11,274
                                                        =========

               See accompanying summary of accounting policies and
                         notes to financial statements

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
              For the Year Ended January 31, 2003, the Period from
             November 19, 2001 (Inception) Through January 31, 2002
             and the Period from Inception Through January 31, 2003

                                             Year        Inception      Inception
                                             Ended        Through        Through
                                           January 31,   January 31,    January 31,
                                              2003          2002           2003
                                           ---------     ---------     ---------
Administrative expenses
    - paid in cash                         $  21,800     $   8,611     $  30,411
    - paid in stock                          600,000        21,500       621,500
    - imputed interest                         2,030           162         2,192
Impairment loss                                             18,697        18,697
                                           ---------     ---------     ---------
Net loss                                   $(623,830)    $ (48,970)    $(672,800)
                                           =========     =========     =========

Basic and diluted loss per common share    $    (.02)    $    (.00)
Weighted average common shares
    outstanding                           27,535,125    24,125,000

               See accompanying summary of accounting policies and
                         notes to financial statements

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                For the Period from November 19, 2001 (Inception)
                            Through January 31, 2003

                                                                                 Deficit
                                                                               Accumulated
                                                                                 During
                                                      Common Stock             Development
                                                Shares            Amount          Stage          Totals
                                               ----------         -------      ---------        ---------
Shares issued
- to the founder at inception
  in November 2001 for services
  for $.001 per share                          21,500,000        $ 21,500                       $  21,500
- for cash in November and
  December 2001 for $.006 per
  share                                         3,000,000          20,000                          20,000
- for cash in January 2002
  for $.01 per share                            1,500,000          15,000                          15,000

Net loss                                                                       $ (48,970)         (48,970)
                                               ----------         -------      ---------        ---------
Balances, January 31, 2002                     26,000,000          56,500        (48,970)           7,530

Shares issued
- for cash in February and
    March 2002 for $.30 per
    share                                          38,000          11,400                          11,400
- for services in May 2002                      2,000,000         600,000                         600,000

Net loss                                                                        (623,830)        (623,830)
                                               ----------         -------      ---------        ---------
Balances, January 31, 2003                     28,038,000         667,900      $(672,800)       $  (4,900)
                                               ==========         =======      =========        =========
                                         less:  par value        (28,038)
                                                                 --------
                                          Paid in Capital        $639,862
                                                                 ========

               See accompanying summary of accounting policies and
                         notes to financial statements

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                   For the Year Ended January 31, 2003 and the
                    Period from November 19, 2001 (Inception)
                            Through January 31, 2003

                                                         Year            Inception          Inception
                                                         Ended            Through            Through
                                                       January 31,       January 31,       January 31,
                                                          2003              2002              2003
                                                        ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net deficit accumulated during the
       development stage                                $(623,830)        $ (48,970)        $(672,800)
    Adjustments to reconcile net deficit
       to cash used by operating activities:
       Stock issued for services                          600,000            21,500           621,500
       Impairment loss                                                       18,697            18,697
       Interest on discounted note payable                  2,030               162             2,192
                                                        ---------         ---------         ---------
NET CASH USED BY OPERATING ACTIVITIES                     (21,800)           (8,611)          (30,411)
                                                        ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of mineral claim                              (2,215)           (2,500)           (4,715)

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                          11,400            35,000            46,400
                                                        ---------         ---------         ---------

NET CHANGE IN CASH                                        (12,615)           23,889            11,274

    Cash balance, beginning                                23,889
                                                        ---------         ---------         ---------

    Cash balance, ending                                $  11,274         $  23,889         $  11,274
                                                        =========         =========         =========
Non-Cash Investing Activities:
    Purchase of mineral claims with
       seller-financed note                                                                 $  16,197

               See accompanying summary of accounting policies and
                         notes to financial statements

                            HARRISON HOLDING'S, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Harrison Holding's, Inc., ("Harrison"), was incorporated in Delaware in November 2001 to explore and develop mineral prospects.

Fiscal Year End.  Harrison's fiscal year ends on January 31.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Harrison considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Capital Assets. The Company expenses prospecting and exploration costs, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility. These claims have a perpetual life as long as at least $3,900 is spent per year on exploration and/or development ($130 per claim). Estimated useful life will be until the claims expire or reserves are depleted. Mineral property capitalized costs (including deferred development costs) will be amortized on the units-of-production basis using proven and probable reserves. There was no production during the current period. Property Impairment Evaluation. Recoverability of any future investment in the Harrison Lake Region of Southwest British Columbia project will be assessed using estimates of proven and probable ore reserves, estimated future prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs on an undiscounted basis. Where capitalized costs are not recoverable, reductions in the carrying value will be recorded to the extent the remaining investment exceeds the estimate of fair value. Changes in the geological and engineering interpretations of ore bodies, product prices and operating costs may change Harrison's estimate of proven and probable reserves. It is reasonably possible that Harrison's estimate of proven and probable reserves may change in the future resulting in additional charges for amortization and reclamation in future reporting periods.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition.  Harrison has no policy because it has no revenues.

Income taxes. Harrison recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Harrison provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Harrison does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Harrison's results of operations, financial position or cash flow.

NOTE 2 - MINING PROSPECT AND NOTE PAYABLE

In December 2001, Harrison purchased a 100% interest from an unrelated person, subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty in 30 mineral claims in the Harrison Lake Region of Southwest British Columbia, Canada. "Net Smelter Royalty" means an overriding royalty on sales of below-the-surface ore and "Gross Rock Royalty" means an overriding royalty on sales of surface rock. The agreement required a payment of $2,500 up front, $2,500 due in December 2002, and the remainder of $20,000 due in December 2004. A $2,215 payment was made in November 2002. The balance owed on January 31, 2003 was $20,285. The face amount of the note was discounted at 12% to its net present value at inception. $2,030 and $162 of interest was expensed and added to the note balance for the year ended January 31, 2003 and the period from November 19, 2001 (inception) through January 31, 2002, respectively.

The mineral claim was fully impaired as of January 31, 2002.

NOTE 3 - COMMON STOCK ISSUED FOR SERVICES

In November 2001, Michael J. Hopley was issued 21,500,000 shares for overseeing the day-to-day operations of Harrison as founder and president.

In May 2002, two directors and officers were issued 2,000,000 shares of common stock valued at $600,000 for services performed for Harrison.

NOTE 4 - COMMON STOCK ISSUED FOR CASH

In November and December of 2001, Harrison sold 3,000,000 shares of common stock for approximately $.006 per share for a total value of $20,000. In January of 2002, Harrison sold 1,500,000 shares at $.01 per share for a total value of $15,000.

In February and March 2002, Harrison sold 38,000 shares of common stock for $.30 per share for total proceeds of $11,400.

NOTE 5 - INCOME TAXES

                  Deferred tax assets                      $ 4,900
                  Less: valuation allowance                 (4,900)
                                                           -------
                  Net deferred taxes                       $     0
                                                           -------

Harrison has a net operating loss carry forward of approximately $32,600 as of January 31, 2003 which expires in 2022 and 2023.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as of January 31, 2003. Additionally, there was no rent expense for the periods presented.

EXHIBIT INDEX
-------------

2.1 Certificate of Incorporation, as amended, of Intelligent Motor Cars Group, Inc., incorporated by reference to the Form 8-K filed on February 7, 2003.

2.2      Articles of Incorporation of Intelligent Motor Cars, Inc.

10.1 Agreement and Plan of Share Exchange dated February 5, 2003, incorporated by reference to the Form 8-K filed on February 7, 2003

10.2 Commercial Lease between Intelligent Motor Cars, Inc. and Trim express, Inc. dated March 1, 2001.

99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant To
         Section 906 of the Sarbanes-Oxley Act Of 2002.