Form 10QSB
period 2003-03-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2003-07-01
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                          Commission File No. 333-88952


                       INTELLIGENT MOTOR CARS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                          FLORIDA                                                        74-3022293
       (State or other jurisdiction of incorporation)                       (I.R.S. Employer Identification No.)

              2800 W. CYPRESS CREEK ROAD, FORT LAUDERDALE, FL 33309
                    (Address of principal executive offices)

                                 (954) 917-4301
                           (Issuer's telephone number)


                   * * * * * * * * * * * * * * * * * * * * * *



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days: YES [X]. NO [ ].

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at June 26, 2003 was 15,413,630.

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements



                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                           March 31,     December 31,
                                                             2003           2002
                                                          -----------    -----------
                               ASSETS
                               ------
Current Assets:
   Cash                                                   $    43,822    $    50,186
   Accounts receivable, net                                   457,518        373,492
   Inventories                                                253,439        261,031
   Notes receivable - stockholders, current                    97,925         95,117
                                                          -----------    -----------
         Total current assets                                 852,704        779,826

Property and Equipment, Net                                   115,694         82,676
Notes Receivable - Stockholders, Non-Current                   67,500         67,500
Other Assets                                                    8,328          8,328
                                                          -----------    -----------
         Total assets                                     $ 1,044,226    $   938,330
                                                          ===========    ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Notes payable:
      Floor plan notes                                    $   196,443    $   133,796
      Line of credit                                           49,854         49,915
      Related parties                                          22,055         27,200
      Other                                                   771,909        705,373
   Accounts payable and accrued liabilities                   376,462        308,765
   Accrued officer compensation                               225,000        200,000
   Stockholder loans payable                                  165,591        184,738
                                                          -----------    -----------
         Total current liabilities                          1,807,314      1,609,787
                                                          -----------    -----------

Deposits on Issuance of Common Stock                          305,600             --
                                                          -----------    -----------
Stockholders' Deficiency:
   Common stock                                                14,538         14,538
   Additional paid-in capital                               2,233,033      2,233,033
   Deficit                                                 (3,316,259)    (2,919,028)
                                                          -----------    -----------
         Total stockholders' deficiency                    (1,068,688)      (671,457)
                                                          -----------    -----------
         Total liabilities and stockholders' deficiency   $ 1,044,226    $   938,330
                                                          ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months     Three Months
                                                            Ended           Ended
                                                        March 31, 2003  March 31, 2002
                                                        --------------  --------------
Net Sales                                                $  2,368,021    $  5,669,314
                                                         ------------    ------------
Costs and Expenses:
    Cost of sales                                           2,291,769       5,391,316
    Officers' compensation                                     38,000          25,000
    Corporate reorganization costs                            307,813              --
    Selling, general and administrative                       115,781         113,718
                                                         ------------    ------------
                                                            2,753,363       5,530,034
                                                         ------------    ------------

Loss From Operations                                         (385,342)        139,280

Other Expense, Net                                            (11,889)        (59,382)
                                                         ------------    ------------

Net Income (Loss)                                        $   (397,231)   $     79,898
                                                         ============    ============

Net Income (Loss) Per Common Share - Basic and Diluted   $      (0.03)   $       0.01
                                                         ============    ============
Weighted Average Shares Used to Calculate Net
    Income (Loss) Per Common Share                         14,538,000      14,538,000
                                                         ============    ============

     See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Three Months Three Months
                                                                Ended        Ended
                                                               March 31,    March 31,
                                                                 2003         2002
                                                              ---------    ---------
Cash Flows from Operating Activities:
   Net income (loss)                                          $(397,231)   $  79,898
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                             3,750        3,000
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                              (84,026)    (424,608)
               Inventories                                        7,592       22,676
               Other assets                                      (2,808)      (2,500)
            Increase in:
               Accounts payable and accrued expenses             92,697      234,588
                                                              ---------    ---------
                  Net cash used in operating activities        (380,026)     (86,946)
                                                              ---------    ---------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                        (36,768)      (9,916)
                                                              ---------    ---------
                  Net cash used in investing activities         (36,768)      (9,916)
                                                              ---------    ---------
Cash Flows from Financing Activities:
   Deposits received on stock issuance                          305,600       32,975
   Proceeds from notes payable                                  124,038      203,630
   Payments on stockholder loans payable                        (19,208)     (36,682)
   Payments on notes payable                                         --      (43,499)
   Distributions to stockholders                                     --       (7,694)
                                                              ---------    ---------
                  Net cash provided by financing activities     410,430      148,730
                                                              ---------    ---------
Net Increase (Decrease) in Cash                                  (6,364)      51,868

Cash, Beginning                                                  50,186       65,713
                                                              ---------    ---------
Cash, Ending                                                  $  43,822    $ 117,581
                                                              =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                   $  11,889    $  59,382
                                                              =========    =========

     See accompanying notes to consolidated condensed financial statements.

               INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2003 and results of operations for three months ended March 31, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended January 31, 2003 included in the Company's Annual Report on Form 10-KSB and Form 8-K/A filed on June 26, 2003. Certain amounts in prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

         Effective February 5, 2003, IMCG acquired all of the outstanding common stock of IMC through an exchange of shares of IMCG for all the outstanding common stock of IMC (the Acquisition). IMCG issued 10,000,000 shares of restricted common stock, $.001 par value, to the former stockholders of IMC in exchange for their 500 shares of IMC common stock.

         Pursuant to an Agreement and Plan of Share Exchange effective February 5, 2003 among IMCG, IMC and the IMC stockholders (the Agreement), the officers and directors of IMCG resigned upon consummation of the Acquisition. The persons serving as directors and officers of IMC immediately prior to the Acquisition were elected to the same offices with IMCG and retained their positions as directors and officers of IMC.

         As a result of the Acquisition, IMC is a wholly-owned subsidiary of IMCG. IMCG intends to operate IMC in the same manner and to continue in the business that IMC engaged in prior to the Acquisition. Prior to the Acquisition, no material relationship existed between IMC and/or any of its affiliates and IMCG and/or any of its affiliates.

         The Acquisition was accounted for as a reverse acquisition application of the purchase method of accounting by IMCG, with IMC treated as the accounting acquiror. Under the reverse acquisition method of accounting, the assets and liabilities of IMCG were recorded as of the acquisition date, at their respective historical cost, which is considered to be the equivalent of fair values, and added to those of IMC, with no increment in combined stockholders' equity (deficiency). The reported results of operations of IMCG after completion of the acquisition reflects the historical results of operations of IMC.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  NET LOSS PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

         Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net income (loss) per share is reflected in the following schedule:

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2003              2002
                                                                                          ----              ----
             Net Income (Loss)                                                          $(397,231)         $79,898
                                                                                         ========           ======

             Total Weighted Average Number of Common Shares                            14,538,000       14,538,000
                                                                                       ==========       ==========

             Net Income (Loss) Per Common Share                                            $(0.03)            $.01
                                                                                            =====              ===

NOTE 3.  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the three months ended March 31, 2003 and year ended December 31, 2002, the Company suffered net losses of approximately $397,000 and $2,443,000, respectively. The Company also had a stockholders' deficiency of approximately $1,069,000, as well as a working capital deficit of approximately $955,000, at March 31, 2003. In February 2003, the Company entered into a share exchange transaction with an entity which is subject to the registration and reporting requirements of the Securities and Exchange Commission. This transaction required significant management and financial resources on the part of the Company in connection with the acquisition and subsequent assimilation of the two entities. This caused the Company to have fewer resources, including working capital and management time, to commit to operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to continue its operations and become profitable include the following:

         In general, it is the Company's objective to continue to expand its used car operations by launching several Buy-Here/Pay-Here car lots as well as expanding its floor planning (dealer-to-dealer financing) service. The Company is also in the process of raising equity capital of up to $5 million by the fourth quarter of 2003 (see Note 5). Management believes this would allow the Company to execute its business plan and achieve its revenue projections by providing working capital for inventory and floor planning activities.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  GOING CONCERN (Continued)

         The Company's business strategy will focus on several key initiatives

          o Controlled Growth. The Company will continue to expand its operations by increasing unit sales at existing locations and opening new retail locations. The Company believes it can open new locations at the rate of 20-25% annually through 2006. The Company plans to open at least one new location in 2003, assuming success in raising equity capital. In addition, the Company plans to acquire existing locations of other operators.

          o Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during 2002 was approximately $6,000. By selling vehicles in this price range, the Company is able to keep the terms of its installment sales contracts generally less than 24 months, and the customer is better able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to capture a market left alone by its bigger competitors.

          o Collecting Customer Accounts. As the Company grows and expands it retail sales, management realizes that collecting customer accounts is the single most important aspect of operating a retail used car business. The Company is already investigating adding retail sales managers to the management team to manage the retail sales and collection responsibilities. In addition, the Company plans to open a retail payment center.

         Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 4.  RELATED PARTY TRANSACTIONS

         In 2002 and 2003, the Company conducted and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. However, in conducting these transactions, management has not prepared, executed or retained any written documentation of the terms and conditions of these transactions. As a result, there has been no competent evidential matter in support of these transactions. The accompanying consolidated financial statements present those transactions that management, to the best of its knowledge and belief, has been able to identify, account for, and disclose in these financial statements. These transactions include notes receivable - stockholders arising from advances against future commissions which were not earned, stockholder loans payable, officers' compensation, operating leases, vehicle reconditioning, and leased personnel.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  SUBSEQUENT EVENTS

         PENDING PRIVATE PLACEMENT OF SECURITIES

             On May 15, 2003, the Board of Directors approved the sale of 5,000,000 shares of the Company's common stock on a "best efforts" basis at a price of $1.00 per share. This sale is to be done on a private placement basis pursuant to Regulation "S" under the Securities Act of 1933.

         ACCRUAL OF INTEREST

             On June 1, 2003, the Board of Directors authorized the issuance of one share of common stock for each $1 in interest due to certain note holders, who agreed to the accrual of the interest payments for the period commencing on June 1, 2003 and ending on August 31, 2003 ("Accrual Period"). Interest payments in accordance with the terms of the respective notes, including all accrued but unpaid interest during the Accrual Period, will commence after the Accrual Period ends.

         ISSUANCE OF STOCK FOR COMPENSATION

             On May 19, 2003, the Board of Directors authorized the payment of compensation to an officer of the Company of $500 payable weekly and 1,000 shares of the Company's common stock for each week of service to the Company as Chief Operating Officer, commencing as of April 28, 2003 through the date of his termination. The shares will be issued on a monthly basis for the number of weeks earned in the previous month.

             On June 10, 2003, the Board of Directors approved the issuance of a total of 620,000 shares to three persons, including an officer of the Company and two independent contractors, as compensation for services to be provided to the Company for the period from June 1, 2003 to May 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         OVERVIEW

             Since our going public in February 2003, our goal has been to execute our business strategy by launching retail locations as well as increasing our wholesale capabilities. We intend to grow through an increase in our core business as well as various targeted acquisitions. Because of delays in certain filings and uncertainties surrounding our fund raising efforts through the first and second quarter's to-date, we anticipate incurring losses in the foreseeable future, possibly through year-end 2003. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

             We completed the share exchange, name change to Intelligent Motor Cars Group, Inc., and stock symbol change (IMCG.ob) as of February 17, 2003. Subsequently, we spent an estimated $800,000 in fees associated with the share exchange, the audit, legal and other professional services, thereby reducing our operational working capital to $200,000. Top line revenues from 2002 were $18.97 million, which was realized from $1 million in working capital.

         PLAN OF OPERATION

             We have defined our business strategy and consulted with several potential acquisition candidates during the first two quarters of 2003. Our plan during the growth and assimilation into the public company was to solidify an exact strategy that enabled us to emulate the formula that made us successful in the past and identify targets for acquisition based on revenue and synergistic business models. We plan to begin execution of our business strategy during the third and fourth quarters of 2003, provided the additional capital we need is made available to us. Assuming that we receive a minimum of $1 million in additional funding then we will be able to expand our wholesale operation to include high-end vehicles ($25,000-50,000 average sales price), and devote resources to launch an effective retail operation that will bring in an estimated 30-40% net margin. We will attempt to raise capital from sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out the planned business strategy but there is risk that we may not secure the necessary funding.

             If we are successful in raising a minimum of $2.5 million in additional funds and executing our business plan by the third quarter of 2003, we project revenues of approximately $15 million in 2003 and $30 million in 2004 with an estimated net profit of $2 million for 2004. More defined projections will be made upon successful completion of funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

         RESULTS OF OPERATION

             Net sales from operations for the first quarter of 2003 were significantly lower than the same period 2002 due to several key factors. Primarily, in February 2003 the Company entered into a share exchange transaction with a publicly reporting entity named Harrison Holding's. As a result of the transaction the entity changed its name to Intelligent Motor Cars Group and the underlying stock symbol to IMCG, trading on the OTC Bulletin Board. This transaction and the events that preceded and followed this transaction for a span of 6-8 months, required significant management and financial resources on the part of the Company. This caused the Company to have significantly fewer resources, including working capital and management time to commit to sales. Where in 2002, the Company had $1 million in working capital to devote to sales; during this period in 2003 the Company had only $200,000 to devote to sales. With the full $1 million in working capital it is estimated that the Company would have reported $10 million in sales and gross profit of $250,000 for the same period. This estimate is based on the relative ratio of working capital to sales. In 2002, net sales were $5.6 million using $1 million in working capital. For the same period in 2003, net sales were $2.4 million using only $200,000 in working capital.

             During the first quarter of 2003, the Company reported Corporate Reorganization Costs of $307,000. These costs include various items relating directly to the share exchange and fees for professional services relating to the share exchange. This factor was the single largest contributor to the Company's first quarter loss of $397,000. Without this item the Company would have shown a per share loss of less than $.01. In addition, due to lower overall sales and slightly rising fixed expenses, SG&A expense for Q1 2003 represented 4.9% of the total expenses versus 2% for the same period in 2002. Cost of sales expense and Officers' compensation both rose slightly in Q1 2003 versus Q1 2002.

             As noted in the MD&A Overview and Plan of Operation, the Company expects to execute its business plan, which includes the expansion of its wholesale and retail divisions during the third and fourth quarters of 2003. It is management's projection that this strategic execution will enable the Company to report gross sales for Q4 2003 equal to or greater than Q4 2002. It is further projected that sales will double from full-year 2003 to full-year 2004 providing the Company receives the infusion of investment funds expected during the third quarter of 2003.

         CAPITAL RESOURCES AND LIQUIDITY

             On a given business day, the Company has a positive or negative cash flow of up to $100,000 based on collections and accounts payable. Officers and directors of the company have been taking minimal salary and stock compensation. Salaries will be increased for the officers and directors to a reasonable level upon funding. In addition, we believe we will have sufficient cash through our fund raising efforts to meet our minimum operating and expansion costs for the next 12 months. We will need to raise additional capital to continue our operations during the next 12 months and beyond, and there is no assurance we will be successful in raising the needed capital.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         99.1 Certifications of the Chief Executive Officer and Acting Chief Financial Officer
         99.2 Written Statement of the Chief Executive Officer and Acting Chief Financial Officer

         (b)      Reports on Form 8-K:


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2003

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:        /s/   GERALD SCALZO
           -------------------
           Gerald Scalzo
           Chief Executive Officer and Acting Chief Financial Officer