Form 10QSB
period 2003-06-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2003-08-19
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at August 18, 2003 was 15,423,080.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                            June 30,    December 31,
                                                              2003          2002
                                                          -----------    -----------
                                     ASSETS
                                     ------
Current Assets:
   Cash                                                   $     3,497    $    50,186
   Accounts receivable, net                                   183,875        373,492
   Inventories                                                200,537        261,031
                                                          -----------    -----------
         Total current assets                                 387,909        684,709

Property and Equipment, Net                                   114,668         82,676
Other Assets                                                   10,635          8,328
                                                          -----------    -----------
         Total assets                                     $   513,212    $   775,713
                                                          ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Notes payable:
      Floor plan notes - related party                    $   361,727    $        --
      Floor plan notes - unrelated parties                     47,467        133,796
      Line of credit                                           49,854         49,915
      Related parties                                          22,055         27,200
      Other                                                   335,344        705,373
   Accounts payable and accrued liabilities                   163,387        308,765
   Accrued officer compensation                               250,000        200,000
   Stockholder loans payable                                  159,992        184,738
                                                          -----------    -----------
         Total current liabilities                          1,389,826      1,609,787
                                                          -----------    -----------

Deposits on Issuance of Common Stock                           18,605             --
                                                          -----------    -----------
Stockholders' Deficiency:
   Common stock                                                15,631         14,538
   Additional paid-in capital                               5,130,460      2,233,033
   Deferred stock based compensation                       (2,079,584)
   Deficit                                                 (3,961,726)    (3,081,645)
                                                          -----------    -----------
         Total stockholders' deficiency                      (895,219)      (834,074)
                                                          -----------    -----------
         Total liabilities and stockholders' deficiency   $   513,212    $   775,713
                                                          ===========    ===========

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Six Months       Six Months    Three Months    Three Months
                                                            Ended            Ended           Ended          Ended
                                                        June 30, 2003    June 30, 2002   June 30, 2003   June 30, 2002
                                                         ------------    ------------    ------------    ------------

Net Sales                                                $  4,111,014    $ 12,217,031    $  1,742,982    $  6,532,385
                                                         ------------    ------------    ------------    ------------

Costs and Expenses:
    Cost of sales                                           4,079,994      11,791,687       1,785,367       6,310,485
    Stock based compensation                                  131,441              --         131,441              --
    Officers' compensation                                     73,288          50,000          35,288          25,000
    Corporate reorganization costs                            438,742              --         130,929              --
    Selling, general and administrative                       210,399         165,422         114,716          83,682
                                                         ------------    ------------    ------------    ------------
                                                            4,933,864      12,007,109       2,197,741       6,419,167
                                                         ------------    ------------    ------------    ------------

Loss From Operations                                         (822,850)        209,922        (454,759)        113,218

Other Expense, Net                                            (57,230)       (105,944)        (28,091)        (45,780)
                                                         ------------    ------------    ------------    ------------
Net Income (Loss)                                        $   (880,080)   $    103,978    $   (482,850)   $     67,438
                                                         ============    ============    ============    ============

Net Income (Loss) Per Common Share - Basic and Diluted   $      (0.06)   $       0.01    $      (0.03)   $       0.01
                                                         ============    ============    ============    ============
Weighted Average Shares Used to Calculate Net
    Income (Loss) Per Common Share                         14,792,993      14,538,000      15,047,987      14,538,000
                                                         ============    ============    ============    ============

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           Six Months    Six Months
                                                                             Ended         Ended
                                                                            June 30,      June 30,
                                                                              2003          2002
                                                                          -----------    -----------
Cash Flows from Operating Activities:
   Net income (loss)                                                      $  (880,080)   $   103,978
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                           7,500          3,000
         Provision for doubtful accounts                                       39,500             --
         Stock based compensation                                             131,441             --
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                                            150,117       (533,370)
               Inventories                                                     60,494         60,218
               Other assets                                                    (2,307)        (7,753)
            Increase (decrease) in:
               Accounts payable and accrued expenses                          (70,052)        53,342
                                                                          -----------    -----------
                  Net cash used in operating activities                      (563,387)      (320,585)
                                                                          -----------    -----------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                                      (39,493)       (15,732)
                                                                          -----------    -----------
                  Net cash used in investing activities                       (39,493)       (15,732)
                                                                          -----------    -----------
Cash Flows from Financing Activities:
   Bank overdraft                                                                  --         14,897
   Deposit received on stock issuance                                          18,605             --
   Proceeds from floorplan loans - related party                              595,849             --
   Payments on floorplan loans - related party                               (253,122)            --
   Payments on floorplan loans - unrelated parties                            (67,390)            --
   Payments on stockholder loans payable                                      (24,746)       (37,063)
   Proceeds from notes payable                                                     --        311,864
   Proceeds from line of credit                                                    --         49,945
   Payments on notes payable                                                       --        (23,521)
   Distributions to stockholder                                                    --        (45,518)
   Proceeds from issuance of common stock                                     286,995             --
                                                                          -----------    -----------
                  Net cash provided by financing activities                   556,191        270,604
                                                                          -----------    -----------
Net Decrease in Cash                                                          (46,689)       (65,713)

Cash, Beginning                                                                50,186         65,713
                                                                          -----------    -----------
Cash, Ending                                                              $     3,497    $        --
                                                                          ===========    ===========

Non-Cash Investing and Financing Activities:
   Common stock issued as compensation                                    $ 2,170,000    $        --
                                                                          ===========    ===========
   Notes payable and related interest payable converted to common stock   $   400,500    $        --
                                                                          ===========    ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                               $    57,230    $   105,944
                                                                          ===========    ===========

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2003 and results of operations for three months and six months ended June 30, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended January 31, 2003 included in the Company's Annual Report on Form 10-KSB and Amendment No. 1 to Form 8-K/A filed on August 8, 2003. Certain amounts in prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

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

NOTE 3.  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the six months ended June 30, 2003 and year ended December 31, 2002, the Company suffered net losses of approximately $880,000 and $2,606,000, respectively. The Company also had a stockholders' deficiency of approximately $895,000, as well as a working capital deficit of approximately $1,002,000, at June 30, 2003. At June 30, 2003, the Company had floor plan notes payable of $409,194 and inventory as collateral for those notes of only $200,537. In February 2003, the Company entered into a share exchange transaction with an entity which is subject to the registration and reporting requirements of the Securities and Exchange Commission. This transaction required significant management and financial resources on the part of the Company in connection with the acquisition and subsequent assimilation of the two entities. This caused the Company to have fewer resources, including working capital and management time, to commit to operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

         In 2002 and 2003, the Company conducted and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying consolidated condensed financial statements present those transactions that management, to the best of its knowledge and belief, has been able to identify, account for, and disclose in these financial statements. These transactions include stockholder loans payable, floor plan and other notes payable - related parties, officers' compensation, operating leases, vehicle reconditioning, and leased personnel.

NOTE 5.  COMMON STOCK

         Pending Private Placement of Securities

                  On May 15, 2003, the Board of Directors approved the sale of 5,000,000 shares of the Company's common stock on a "best efforts" basis at a price of $1.00 per share. This sale is to be done on a private placement basis pursuant to Regulation "S" under the Securities Act of 1933.

         Issuance of Stock under Subscription Agreements

                  In March 2003, the Company entered into subscription agreements with certain individuals to sell shares of Company common stock at a purchase price of $1.50. During May and June 2003, the Company issued 191,330 shares under the agreements and received $286,995 in proceeds.

         Accrual of Interest

                  On June 1, 2003, the Board of Directors authorized the issuance of one share of common stock for each $1 in interest due to certain note holders, who agreed to the accrual of the interest payments for the period commencing on June 1, 2003 and ending on August 31, 2003 ("Accrual Period"). Interest payments in accordance with the terms of the respective notes, including all accrued but unpaid interest during the Accrual Period, will commence after the Accrual Period ends. Nine thousand four hundred fifty (9,450) shares were subsequently issued to five note holders for deferred interest payments for June, July and August 2003.

         Issuance of Stock for Compensation

                  On May 19, 2003, the Board of Directors authorized the payment of compensation to an officer of the Company to include 1,000 shares of the Company's common stock for each week of service to the Company as Chief Operating Officer, commencing as of April 28, 2003 through the date of his termination. The shares will be issued on a monthly basis for the number of weeks earned in the previous month. The Company issued 5,000 shares under this agreement during the quarter ended June 30, 2003 and has recorded approximately $19,000 of stock-based compensation.

                  On June 10, 2003, the Board of Directors approved the issuance of a total of 620,000 shares to three persons, including an officer of the Company and two independent contractors, as compensation for services to be provided to the Company for the period from June 1, 2003 to May 31, 2005. These common shares have been recorded at fair value in the accompanying consolidated financial statements and the related compensation expense is being recognized over the service period, two years. As a result, $2,079,584 of deferred compensation is included in stockholders' equity in the accompanying consolidated balance sheet and $90,416 is reflected as compensation expense in the accompanying consolidated statement of operations in the three and six months ended June 30, 2003.

         Notes Payable Conversions

                  In March 2003, the Company entered into agreements with certain lenders for conversion of the notes payable to common stock of the Company, at a conversion price of $1.50 per share. These lenders converted notes payable, totaling approximately $400,000 in accordance with the agreements and were issued a total of 260,700 shares of IMCG common stock.

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

         OVERVIEW

             As with our first quarter of 2003, much of our second quarter was planning for the implementation of our business plan, which is scheduled for our third and fourth quarters of this year. Our goal has continued to be executing our business strategy by launching retail locations as well as increasing our wholesale capabilities. As mentioned in the last quarterly report, we intend to grow through an increase in our core business as well as various targeted acquisitions. Because of delays in certain filings and uncertainties surrounding our fund raising efforts through the first and second quarters, we continue to anticipate incurring losses in the foreseeable future, possibly through year end 2003. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

             To reiterate our statement from the first quarter report, we completed the share exchange, name change to Intelligent Motor Cars Group, Inc., and stock symbol change (IMCG.OB) as of February 17, 2003. Subsequently, we spent an estimated $800,000 in fees associated with the share exchange, the audit, legal and other professional services, thereby reducing our operational working capital to $200,000. Top line revenues from 2002 were $18.97 million, which was realized from $1 million in working capital. The gross margin associated with 2002 revenues was approximately $618,000.

         PLAN OF OPERATION

             We have defined our business strategy and consulted with several potential acquisition candidates during the first two quarters of 2003. Our plan during the growth and assimilation into the public company was to solidify an exact strategy that enabled us to emulate the formula that made us successful in the past and identify targets for acquisition based on revenue and synergistic business models. We plan to begin execution of our business strategy during the third and fourth quarters of 2003, provided the additional capital we need is made available to us. As we mentioned earlier in the year, assuming that we receive a minimum of $1 million in additional funding, then we will be able to expand our wholesale operation to include high-end vehicles ($40,000-100,000 average sales price), and devote resources to launch an effective retail operation that will bring in an estimated 30-40% net margin. Over the last quarter, we have consulted with several acquisition candidates, as well as taken the initial steps to launch our own retail dealership. We will attempt to raise capital from sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out the planned business strategy but there is risk that we may not secure the necessary funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

         PLAN OF OPERATION (Continued)

             If we are successful in raising additional funds and executing our business plan by the third quarter of 2003, we project revenues of approximately $15 million in 2003 and $30 million in 2004 with an estimated net profit of $2 million for 2004. More defined projections will be made upon successful completion of funding.

         RESULTS OF OPERATION

             Due to the decreased working capital and the Company's 1st half restructuring, the Company reported a net loss of $482,850 for the second quarter of 2003 and a net loss of $880,080 for the first half of 2003. During the second quarter of 2003, the Company realized costs of approximately $263,000 for stock-based compensation and corporate reorganization-related costs, which include but are not limited to various expenses associated with the Company's move into the public market. The costs totaled approximately $570,000 for the first half of 2003. Without the line item expenses of stock-based compensation and the corporate restructuring charges, the net loss for the second quarter was only $220,000 versus a net profit of approximately $67,000 for the same period last year and the net loss for the first half of 2003 was $310,000 versus a net profit of approximately $104,000 for the first half of 2002. With this, the Company reported a net loss per share of $0.03 for the second quarter of 2003 and a net loss of $0.06 for the first half of 2003.

             Gross sales from operations for the second quarter of 2003 were lower than the same period 2002 for several reasons. Primarily, while working on raising investment capital, the Company has been operating with significantly fewer resources, including working capital and management time to commit to sales. Where in 2002, the Company had $1 million in working capital to devote to sales; during this period (1st and 2nd quarters) in 2003, the Company had only $200,000 to devote to sales. With the full $1 million in working capital, it is estimated that the Company would have reported $8.5 million in sales for the second quarter and a gross margin of approximately $100,000. This estimate is based on the relative ratio of working capital to sales. In 2002, net sales for Q2 were $6.5 million using $1 million in working capital. For the same period in 2003, net sales were $1.7 million using only $200,000 (20%) in working capital. Total income for the first half of 2003 was just over $4.1 million. With the relative working capital from the same period last year, the Company's total income would have reported an estimated $20.5 million in sales for the first half of the year and a gross margin of approximately $820,000. This estimate is based on the relative ratio of working capital to sales. In 2002, net sales for the first half were $12.2 million using $1 million in working capital. For the same period in 2003, net sales were $4.1 million using only $200,000 in working capital.

             During the second quarter of 2003, the Company decreased its accounts payable balance by more than $225,000 (60%). In addition, during the first half of 2003, the Company has been working on decreasing its total liabilities. This has been a successful effort for the Company as total liabilities have decreased $315,000 (21%) in the first half of 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                 31.1 Certifications of the Chief Executive Officer and Acting Chief Financial Officer and pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

                 32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C.
                          Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K: The following reports were filed during the quarterly period ended June 30, 2003:

                  June 26, 2003 8-K/A amending 8-K filed February 5, 2003 to include financial statements of acquisition

                  June 30, 2003 reporting a change in Company auditors

                  August 8, 2003 8-K/A amending 8-K filed February 5, 2003 to include restated financial statements of an acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: August 19, 2003

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:  /s/   GERALD SCALZO
     ----------------------------------------------------------
     Gerald Scalzo
     Chief Executive Officer and Acting Chief Financial Officer