Form 10QSB
period 2003-09-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2003-11-19
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File No. 333-88952


INTELLIGENT MOTOR CARS GROUP, INC.
(Exact name of small business issuer as specified in its charter)


              FLORIDA                                  74-3022293
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
         of incorporation)

1600 WEST SUNRISE BLVD, FORT LAUDERDALE, FL 33311
(Address of principal executive offices)

(954) 462-0500
(Issuer's telephone number)

* * * * * * * * * * * * * * * * * * * * * *



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days: YES [X]. NO [ ].

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at September 30, 2003 was 15,423,080.






                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Unaudited Consolidated Condensed Balance Sheet as of September 30, 2003

Unaudited Consolidated Condensed Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002

Notes to the Financial Statements

               INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2003              2002
                                                       -------------     ------------
                         ASSETS

CURRENT ASSETS
  Cash                                                  $    16,263      $    50,186
  Accounts Receivable, Net                                  599,757          373,492
  Inventories                                               348,929          261,031
                                                        -----------      -----------
     TOTAL CURRENT ASSETS                                   964,949          684,709
                                                        -----------      -----------

Property and Equipment, Net                                 214,744           82,676
Other Assets                                                 32,509            8,328

                                                        -----------      -----------
     TOTAL ASSETS                                       $ 1,212,202      $   775,713
                                                        ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Notes Payable:
  - Floor Plan Notes - Related Party                    $   973,185      $        --
  - Floor Plan Notes - Un-Related Party                      11,615          133,796
  - Line of Credit                                           49,854           49,915
  - Related Parties                                              --           27,200
  - Other                                                   379,565          705,373
  Accounts Payable and accrued liabilities                  559,520          308,765
  Accrued officer compensation                              275,000          200,000
  Stockholder loans payable                                 110,999          184,738
                                                        -----------      -----------
     TOTAL CURRENT LIABILITIES                            2,359,738        1,609,787
                                                        -----------      -----------


STOCKHOLDERS' EQUITY (DEFICIT):
   Common Stock                                              15,631           14,538
   Additional paid-in-capital                             5,130,460        2,233,033
   Deferred stock based compensation                     (2,079,584)              --
   Accumulated deficit                                   (4,214,043)      (3,081,645)
                                                        -----------      -----------
     Total stockholders' equity (deficit)                (1,147,536)        (834,074)
                                                        -----------      -----------
     Total liabilities and stockholders'
       equity (deficit)                                 $ 1,212,202      $   775,713
                                                        ===========      ===========

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            NINE MONTHS      NINE MONTHS       THREE MONTHS      THREE MONTHS
                                                              ENDED             ENDED             ENDED             ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                               2003             2002               2003              2002
                                                           -------------     -------------     -------------     -------------
NET SALES                                                  $  5,290,113      $ 16,342,133      $  1,170,316      $  4,125,103

COSTS AND EXPENSES
 - Cost of Sales                                              5,286,599        15,938,347         1,197,823         4,026,412
 - Stock based compensation                                     131,441                --                --                --
 - Officers' Compensation                                        98,288            75,000            25,000            25,000
 - Corporate reorganization cost                                527,375           291,572            88,632           291,572
 - Selling, general and administrative                          321,577           215,572           111,178            64,455
                                                           ------------      ------------      ------------      ------------
     Total Cost & Expenses                                    6,365,280        16,520,491         1,422,633         4,407,439
                                                           ------------      ------------      ------------      ------------


LOSS FROM OPERATIONS                                         (1,075,167)         (178,358)         (252,317)         (282,336)

OTHER EXPENSES, NET                                             (57,230)               --

                                                           ------------      ------------      ------------      ------------
NET LOSS                                                     (1,132,397)         (178,358)         (252,317)         (282,336)
                                                           ============      ============      ============      ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED              $      (0.07)     $      (0.01)     $      (0.02)     $      (0.02)
                                                           ============      ============      ============      ============

WEIGHTED AVERAGE SHARES USED TO CALCULATED NET
  LOSS PER COMMON SHARE                                      15,423,080        14,538,000        15,047,987        14,538,000
                                                           ============      ============      ============      ============

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS       NINE MONTHS
                                                                ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2003             2002
                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (Loss)                                          $(1,132,397)     $  (178,358)
   Adjustments to reconcile net income (Loss) to net cash
     used in operating activities:
       - Depreciation                                              11,250            3,000
       - Provisions for doubtful accounts                          39,500               --
       - Stock based compensation                                 131,441               --
       Changes in operating assets and liabilities:
          (Increase) decrease in :
             Accounts Receivable                                 (226,265)        (286,772)
             Inventories                                          (87,898)         (29,387)
             Others Assets                                        (11,154)          (7,753)
          Increase in:
             Accounts payable and accrued expenses                237,748          325,099

                                                              -----------      -----------
               Net cash provided by operating activities           94,622            4,187
                                                              -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of Property and Equipment                         (134,375)         (61,766)
  Security Deposit on New Location                                (10,600)              --

                                                              -----------      -----------
               Net cash used in investing activities             (144,975)         (61,766)
                                                              -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES :

   Bank Overdraft                                                   5,927
   Deposits received on stock issuance                             18,605               --
   Proceeds from floorplan loans - related party                  973,185
   Payments on floorplan loans - un-related party                (122,181)
   Payments on stockholder loans payable                          (27,124)
   Proceeds from notes                                                 --          352,175
   Payment on notes                                            (1,038,050)        (315,104)
   Proceeds from Line of Credit                                        --          (23,521)
   Payments on notes Payable - related party                           --          125,594
   Distribution to Shareholders                                        --          (78,205)
   Deferred Compensation                                          (75,000)         (75,000)
   Proceeds from Issuance of Common Stock                         286,995

                                                              -----------      -----------
               Net cash provided by (used in)
                 financing activities                              16,430           (8,134)
                                                              -----------      -----------


NET DECREASE IN CASH                                              (33,923)         (65,713)

CASH, BEGINNING                                                    50,186           65,713

                                                              -----------      -----------
CASH, ENDING                                                  $    16,263      $        --
                                                              -----------      -----------

INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements at September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2003 and results of operations for three months and nine months ended September 30, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB and Amendment No. 1 to Form 8-K/A filed on August 8, 2003. Certain amounts in prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

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

As a result of the Acquisition, IMC is a wholly-owned subsidiary of IMCG. IMCG operates IMC in the same manner and has continued in the business that IMC engaged in prior to the Acquisition. Prior to the Acquisition, no material relationship existed between IMC and/or any of its affiliates and IMCG and/or any of its affiliates.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the nine months ended September 30, 2003 the Company suffered net losses of approximately $1,132,000. The Company also had a stockholders' deficiency of approximately $1,148,000, as well as a working capital deficit of approximately $1,395,000 at September 30, 2003.

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

The Company's business strategy will focus on several key initiatives:

- Controlled Growth. The Company will continue to expand its operations by increasing unit sales at existing locations and opening new retail locations. The Company believes it can open new locations at the rate of 20-25% annually through 2006. The Company plans to open at least one new location in 2003, assuming success in raising equity capital. The Company opened one location in the quarter ended September 30, 2003. In addition, the Company plans to acquire existing locations of other operators.

- Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during 2002 was approximately $6,000. By selling vehicles in this price range, the Company is able to keep the terms of its installment sales contracts generally less than 24 months, and the customer is +better able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to capture a market left alone by its bigger competitors.

- Collecting Customer Accounts. As the Company grows and expands it retail sales, management realizes that collecting customer accounts is the single most important aspect of operating a retail used car business. The Company is already investigating adding retail sales managers to the management team to manage the retail sales and collection responsibilities. In addition, the Company plans to open a retail payment center.

Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  RELATED PARTY TRANSACTIONS

In 2002 and 2003, the Company conducted and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying consolidated condensed financial statements present those transactions that management, to the best of its knowledge and belief has been able to identify, account for, and disclose in these financial statements. These transactions include stockholder loans payable, floor plan and other notes payable - related parties, officers' compensation, operating leases, vehicle reconditioning, and leased personnel.

NOTE 5.  COMMON STOCK

Pending Private Placement of Securities

On May 15, 2003, the Board of Directors approved the sale of 5,000,000 shares of the Company's common stock on a "best efforts" basis at a price of $1.00 per share. This sale was to be done on a private placement basis pursuant to Regulation "S" under the Securities Act of 1933. The Company has subsequently cancelled this offering. No shares were sold or issued as a result of this private placement.

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

Issuance of Stock for Compensation

On May 19, 2003, the Board of Directors authorized the payment of compensation to an officer of the Company to include 1,000 shares of the Company's common stock for each week of service to the Company as Chief Operating Officer, commencing as of April 28, 2003 through the date of his termination. The shares will be issued on a monthly basis for the number of weeks earned in the previous month. The Company did not issue shares under this agreement during the quarter ended September 30, 2003.

On June 10, 2003, the Board of Directors approved the issuance of a total of 620,000 shares to three persons, including an officer of the Company and two independent contractors, as compensation for services to be provided to the Company for the period from June 1, 2003 to May 31, 2005. These common shares have been recorded at fair value in the accompanying consolidated financial statements and the related compensation expense being recognized over the service period, two years. As a result, $2,079,584 of deferred compensation is included in stockholders' equity in the accompanying consolidated balance sheet and $90,416 is reflected as compensation expense in the accompanying statement of operations in the three and nine months ended September 30, 2003.


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

OVERVIEW

During the first half of 2003, we spent time planning for the business migration in the second half of the year. In August 2003, the Company slowed down its wholesale business to spend the month executing its plan to migrate the primary business from wholesale to retail. In September 2003, the Company launched its first retail dealership in Fort Lauderdale, Florida. Because of this business migration and uncertainties surrounding our fund raising efforts through the first half of the year and into the third quarter, we continue to anticipate incurring losses in the foreseeable future, possibly through year end 2003. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

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

RESULTS OF OPERATION

Three and Nine Month Period ended September 2003 and 2002

In September 2003, the Company opened its first true retail dealership in Fort Lauderdale, Florida. Internal sales projections for this dealership were 30 vehicle sales per month. In September, the Company recorded 49 sales, a 67% increase over projections. October retail sales projections were subsequently increased from 30 to 35 to reflect the sales in the previous month. October sales were 67 vehicles.

Due to decreased working capital and the Company's migration from wholesale to retail during the quarter, the Company reported a net loss of $252,300 for the third quarter of 2003 and a net loss of $1.132 million for the nine months ended September 30, 2003.

For the first nine months of 2003, the Company realized costs of approximately $658,816 for stock-based compensation and corporate reorganization-related costs, which include but are not limited to various expenses associated with the Company's move into the public market. Without the line item expenses of stock-based compensation and the corporate restructuring charges, the net loss for the first nine months of 2003 was only $473,580 versus a net loss of approximately $178,000 for the same period last year.

Gross sales from operations for the third quarter of 2003 were lower than sales from operations in the same period 2002 for several reasons. Primarily, while working on raising investment capital, the Company has been operating with significantly fewer resources, including working capital and management time to commit to sales. The Company had $1 million in working capital in 2002 to devote to sales in contrast to the same period in 2003 during which the Company had only $200,000 to devote to sales.

Sales for the three months ended September 30, 2003 were $1.17 million versus $4.125 million for the same period 2002. Sales for the nine months ended September 30, 2003 were $5.29 million versus $16.34 million for the same period 2002. During the third quarter, the Company transitioned the business from wholesale to retail. This transition caused the Company limited production days during the first two months of the quarter. With full production during this time, it is estimated the Company would have reported approximately $3.6 million in sales for the third quarter 2003.

For the third quarter 2003, the Company reported total income of $1.17 million, which was down from the second quarter income total of $1.75 million. However, the Company operated at approximately 30% of its business capacity for the third quarter due to the change in business structure (transition from wholesale to retail). This change in business proved successful as the gross profit for the third quarter was $216,000 greater than that of the second quarter (($27,000 versus ($243,000)).

For the first nine months of 2003, the Company's accounts receivable and inventories nearly doubled, which increased the Company's asset base from $775,000 at the end of 2002 to $1.212 million at September 30, 2003. This 56% increase is partially attributed to the Company's increased focus on building a strong retail business.

During the first nine months, the Company decreased its outstanding floorplan notes to AFC and MAFS by $122,000. This is due to the increased floor plan financing with Dealer Financial Services, a related party finance company that charges the Company less interest and lower fees than the other companies. The Company also reduced its other current liabilities and stockholder loans payable to approximately $375,000 during the first nine months of 2003.

Overall, the Company's asset base increased from $513,000 at the end of the second quarter 2003 to $1.212 million at the end of the third quarter. Accounts receivable nearly tripled during the same period.

The Company expects to continue the execution of its business plan, which includes the expansion of its wholesale and retail divisions during the fourth quarter of 2003. It is management's projection that this strategic execution will enable the Company to report gross sales for the quarter ended December 31, 2003 equal to or greater than the comparable period in 2002 although no assurance can be given that this will occur.

CAPITAL RESOURCES AND LIQUIDITY

On a given business day, the Company has a positive or negative cash flow of up to $100,000 based on collections and accounts payable. Officers and directors of the Company have been taking minimal salary and stock compensation. Salaries will be increased for the officers and directors to a reasonable level upon funding, as to which no assurance can be given that any funding, whether through conventional financing or through the sale of Company securities on a private placement basis, will be realized or available to the Company on satisfactory terms. In addition, we believe we will have sufficient cash to meet our minimum operating costs and very limited expansion costs for the next 12 months. However, to continue our more aggressive plan during the next 12 months and beyond, which envisions the expansion of our wholesale operation to include high-end vehicles ($40,000-60,000 average sales price)and devote resources to launch an effective retail operation that will bring in an estimated 30-40% net margin, we will need to raise a minimum of $1 million in additional funding from the sale of our common stock, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out these expansion plans but there is a risk that we may not secure the necessary funding.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a- 14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective.

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

(b) Reports on Form 8-K filed during the quarterly period ended September 30, 2003: A Form 8-K/A was filed on August 8, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.


Date: November 18, 2003         INTELLIGENT MOTOR CARS GROUP, INC.
                                        (Registrant)



                                   By:  /s/   GERALD SCALZO
                                        -------------------------------------
                                        Gerald Scalzo
                                        Chief Executive Officer and
                                          Acting Chief Financial Officer