Form 10KSB
period 2003-12-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-04-29
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended:                               Commission file number:
    DECEMBER 31, 2003                                            333-88952

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  74-3022293
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

             1600 WEST SUNRISE BOULEVARD, FORT LAUDERDALE, FLORIDA
                    (Address of principal executive offices)

                                      33311
                                   (Zip Code)

                                 (954) 462-0500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         As of the last business day of the registrant's most recently completed fiscal quarter (March 31, 2004), the aggregate market value of the registrant's common stock (based upon a closing price of $3.95) held by non-affiliates (all persons other than executive officers, directors and holder's of 10% or more of the Registrant's common stock) (6,465,830 shares) was $25,540,028.

         As of April 15, 2004 there were 14,814,830 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------

PART I
         Item 1.  Description of Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

PART II
         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters
         Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 6A. Risks Associated With the Auto Industry
         Item 7.  Financial Statements
         Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
         Item 9. Directors and Executive Officers, Promoters and Control Persons
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         Item 12. Certain Relationships and Related Transactions
         Item 13. Controls and Procedures

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
         Item 15. Principal Accountant Fees and Services
         SIGNATURES

         CERTIFICATION

         EXHIBIT INDEX

         Exhibit 3.1       Articles of Incorporation
         Exhibit 3.2       Corporate By Laws
         Exhibit 3.3       Audit Committee By-Laws
         Exhibit 10.1      DFS Line of Credit Agreement
         Exhibit 10.2      Tom Jacobs Employment Agreement
         Exhibit 10.3      Property Lease for 1600 W. Sunrise Blvd
         Exhibit 10.4      Property Lease for 1650 W. Sunrise Blvd
         Exhibit 99.1      Section 906 Certification
         Exhibit 99.2      Section 302 Certification

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS
--------------------------

                  Certain portions of this Annual Report on Form 10-KSB contain "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Intelligent Motor Cars Group, Inc. (the "Company"), or automobile related industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements, including that the Company's current revenue levels are not necessarily indicative of its future revenue levels or future financial performance. The Company's future operating results are dependent upon many factors, including: (i) whether the Company is able to obtain sufficient funding to fund its expansion plans; (ii) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business; (iii) competitive factors and developments in the automobile industry; (iv) federal, state and local regulations pertaining to health and environmental quality standards; licensing/registration; financing; consumer protection; and safety; (v) the Company's ability to collect on receivables from high risk credit clients; (vi) the Company's ability to efficiently price and negotiate acquisitions on a favorable basis; (vii) whether the Company's efficiently integrates the operations of other automobile dealerships it may acquire; and (viii) any economic conditions that would negatively affect the Company's business and expansion plans.


BUSINESS AND ORGANIZATION
-------------------------

                  Intelligent Motor Cars Group, Inc. ("IMCG", "IMC" or the "Company") was incorporated in Delaware in November 2001 under the former name of Harrison Holdings, Inc. IMCG provides a suite of services that cater to the demanding South Florida auto market. Since its formation in 1995, IMC, d/b/a "Sun Auto Sales", has become a leader across the auto sales, financing and reconditioning markets in South Florida. The term "Company" shall also include IMC since it is the Company's operating business from which it derives its revenues.

                  In February 2003, the Company consummated an exchange of shares with IMC that resulted in the historical shareholders of IMC exchanging all of their shares of IMC common stock for an aggregate of 10,000,000 shares of the Company's restricted common stock (the "Acquisition"). The Board of Directors of the Company resigned and was replaced by the Board of Directors of IMC. The Company also changed its name to Intelligent Motor Cars Group, Inc. and commenced trading on the over the counter bulletin board under its new name and symbol, "IMCG" on February 21, 2003.

                  Headquartered in Fort Lauderdale, Florida, IMCG employs approximately ten people (full-time as of 12/31/03) in its three locations - 1600 W. Sunrise Blvd., Fort Lauderdale, Florida, 1650 W. Sunrise Blvd., Fort Lauderdale, Florida, and 847 N. Andrews Avenue, Fort Lauderdale, Florida. In addition to its primary business, the Company maintains a diverse partner network that includes auto dealers, wholesalers and finance companies throughout the Southeast United States.

                  IMC has been built on a multi-service platform. Its primary services include used auto sales, reconditioning, financing and insurance, and floor planning (dealer to dealer financing). The Company also provides services for new car sales, such as search, acquisition and delivery on a limited basis. Many of these services are provided through third parties, some of which are affiliated with the Company. See "Certain Relationships and Related Transactions".

                  During the second quarter of 2003, the Company migrated its business from being primarily a wholesale auto sales company to a retail auto sales and consumer finance company. This was achieved in the third quarter of fiscal 2003 when the Company launched its first retail dealership at 1600 West Sunrise Blvd. in Fort Lauderdale, Florida utilizing a buy here/pay here model. Buy here/pay here is an industry term used to describe dealers that sell and finance used cars to individuals with limited credit histories or past credit problems.

         Buy-here/pay-here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or biweekly basis to coincide with a customer's pay day), and the ability to make payments in person, an important feature to individuals who may not have a checking account. At the time it opened, management projected an average of 30-35 vehicle sales per month with an anticipated industry slowdown in the months of December, July and August. Actual sales for September, October and November 2003 exceeded management's projections by 106%. For the industry slow month of December the Company recorded 50 sales, a 43% increase over earlier management projections.

                  In addition, the Company's repossession rate of 1.7% is atypical in the buy here/pay here sales market since typical repossession rates are 15-20%. The Company has also experienced a very low payment delinquency rate, which as of December 2003 was 0.36% on approximately $820,000 of vehicles financed.

BUSINESS DEVELOPMENT

                  In general, it is the Company's objective to continue to expand its used car operations by launching several buy-here/pay-here car lots as well as expansion of its financing business.

         The Company's business strategy is expected to focus on several key initiatives:

         o Steady Growth. The Company intends to expand its operations by increasing sales at existing locations and opening new locations as well as through the acquisition of other dealer locations. It is the Company's objective, if it is successful in obtaining the necessary financing as to which no assurances are given, to open and/or acquire at least one to two new locations each year beginning in fiscal 2005. In addition, the Company plans to continue working on wholesale sales to generate additional revenues although that is not expected to be its primary business.

         o Selling Basic Vehicles. The Company will continue to primarily focus on selling basic and affordable vehicles to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during fiscal 2003 averaged $7,000. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (generally less than 24 months), and the customer is more able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to create a market niche generally ignored by its larger competitors.

         o Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a buy-here/pay-here used car business and is a focal point for store level and general office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Much of sales management's incentive compensation is tied directly to collection results. The Company has been very successful with its collection techniques and is experiencing a very low payment delinquency rate. As of December 31, 2003, the Company's repossession rate was less than 2% and the payment delinquency rate was less than 2%. Although there is no assurance that these rates can and will continue at such low levels, the Company is very focused on its collection efforts to keep these rates under control.

PRINCIPAL OPERATIONS, SERVICES AND MARKETS

         o Location(s). The Company currently operates one retail location, which has been designated as its retail headquarters (HQ). At the HQ location, the Company operates a full-service reconditioning facility with eight service bays. In addition, all wholesale, retail and online retail business runs through the HQ and is managed by the back-office staff located at the HQ. Once additional locations are established, as to which no assurances are given, each location will manage its own sales and title work. All other items will be processed through the Company's corporate office.


              Next to the HQ location at 1650D West Sunrise Blvd is another property leased in part by the Company. The Company uses a portion of this 5,000 square foot building to manage its service and reconditioning areas. The Company also operates a small wholesale surplus lot located at 847 Andrews Avenue in Fort Lauderdale, Florida. That location serves as a wholesale storage and vehicle transition lot. See "Item 2. Properties".

              The HQ location is open Monday through Saturday from 10:00am until 7:00pm and is staffed with a sales manager, one to four sales person(s) at all times, a collector, a lot attendant, a service manager, and a receptionist/sales assistant. In addition, the HQ houses the back office, which includes the title department, accounting and executive offices.


              It is planned that each dealership will service the community within a five-mile radius. In the Fort Lauderdale metropolitan area, this means that the Company has the ability to open 10-12 locations. In the tri-county area, which includes Miami, Fort Lauderdale and West Palm Beach, it is possible for the Company to open 50-75 locations that service active communities and could support projected sales of 35 vehicles per month per location. Without the required funding, as to which no assurances are given, the Company will not have the financial ability to expand to these levels if at all.

              The cost of each dealership will vary depending on location, new construction or acquisition, time in business, inventory requirements and collectible customer book (acquisitions only). For each acquisition, the Company has budgeted $1.75 million, which is allocated to $500,000 for the location, name and acquisition of the collectible customer book, $250,000 for vehicle inventory, and $1,000,000 for in-house buy-here/pay-here financing. For each newly constructed location, the Company has budgeted $1.5 million, which is allocated to $250,000 for location, renovation, staffing, training, computer systems, marketing and incidentals, $250,000 for vehicle inventory, and $1,000,000 for in-house buy-here/pay-here financing. Using this model, within six months an assimilated dealership is expected to be self-sufficient with revenues to fund future growth. For new dealerships, it is anticipated that self-sufficiency would be attained in approximately twelve months.

DISTRIBUTION METHODS

         o Vehicle Purchasing. The Company purchases its vehicles primarily through auctions and dealer partners. One of the competitive advantages the Company has in the retail market has been its purchasing ability. As a former market leader in wholesale sales, the Company has established relationships with wholesale resources, which gives the Company an edge in buying. One senior buyer leads the wholesale team, which may have up to four or five associate buyers. These buyers establish relationships with dealers and auctions. Once vehicles are purchased, the senior buyer meets with the retail general manager to determine which vehicles go to the retail location(s) and which vehicles become wholesale sales. At present, 20% of the Company's business is wholesale, which we expect to remain consistent throughout the next year.

              Vehicles purchased average three to seven years old with 50,000 to 100,000 miles per vehicle. The average vehicle cost to the Company is between $1,500 and $5,000 per vehicle before any reconditioning. The Company generally does not purchase sports or luxury cars, or sport utility vehicles. Some of the more popular vehicles the Company sells include Dodge Caravan, Plymouth Voyager, Dodge Neon, Chevy and Ford light duty trucks as well as mid-size sedans, such as Ford Crown Victoria, Ford Taurus and Toyota Corolla. Buyers are encouraged to test-drive all vehicles prior to sale. Necessary repairs are done on location.

         o Delinquency/Repossession. Each vehicle is sold with a "tracking" unit installed. The unit serves as both an anti-theft device and a payment delinquent/repossession safety device. Each tracker unit has a shut down function, which allows the Company to shut the vehicle down (not while driving) if payment has not been made. Once shut down, the Company can access the location of the vehicle online to within five feet and pick-up (repossess) the vehicle if necessary.

         o Marketing/Advertising. The dealership maintains inventory of approximately 70 vehicles at all times with 30-40 additional vehicles housed at the Company's location at 847 Andrews. The selling price of the Company's vehicles typically averages $7,000. Selling is done by the sales manager or sales associate. Sales associates are paid a commission for sales that they make and the sales manager receives an override on each sale. All sales are made on an "as is" basis unless the vehicle has a remaining factory warranty.

              Initial sales result from advertising in various local auto publications and walk-in traffic. The Company has an extensive referral network and approximately 25% of all business from September 2003 through December 2003 was referral business. As an incentive for referrals, customers usually receive the equivalent of a one-week vehicle payment for a referral, provided the referral purchases a vehicle.

         o Financing. The Company provides financing for approximately half of its customers who purchase a vehicle at its retail location. The Company does not provide financing to others, nor does it purchase retail installment contracts originated by others. The Company's installment sales contracts typically include down payments averaging 20% with terms ranging from 18 months to 24 months on average. Interest is charged at a rate of 29%, which is the standard in the State of Florida for credit-challenged consumers. The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer's monthly income and expenses. Company personnel then verify certain information. After the verification process, the sales manager makes the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the sales manager attempts to assess the stability and character of the applicant.

              In 2003, the Company migrated from wholesale sales to retail sales and consumer financing. Over Labor Day weekend (first weekend of September 2003), the Company opened its first buy-here/pay-here dealership in Fort Lauderdale, Florida. At that time, the company changed its accounting system from QuickBooks small business to Deal Pack, which helped the Company streamline its financing and sales operations. This system is used widely by dealerships across the country and is recognized as a leading software system for buy-here/pay-here dealerships with in-house financing. This system standardizes many of the Company internal controls as they relate to the accounting of sales, payments, collections and expenses.

         o Collections. The Company's in-house collections department services all of its retail installment contracts. The majority of the Company's customers make their payments in person, although a small percentage of customers send their payments through the mail. As with any buy-here/pay-here store, management believes that the timely response to past due accounts is critical to its collections success.

              Collections play an important role in the compensation structure for management. Sales manager(s) are paid a bonus based upon the dealership's delinquency and repossession rates on a quarterly basis. Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by phone. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. While the Company works very hard to keep its delinquency percentages low, the Company also works very hard not to repossess vehicles. The Company goes to great lengths to amicably resolve payment delinquencies prior to repossessing a vehicle. As of March 31, 2004, the Company has repossessed only seven vehicles. For those vehicles that are repossessed, the majority have been returned or surrendered by the customer on a voluntary basis. Company personnel or third party repossession agents perform other repossessions. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through the Company's dealership, or sold wholesale through the auction process.

         o Office Oversight and Management. The Company's main office is located at the HQ location. Plans are underway to establish a separate executive office for executive management and investor relations. Currently, the management at the main office oversees all business operations for retail sales, wholesale sales, reconditioning, partner relations, public relations, investor relations and professional service relations.

              Management meets at least three times a week to discuss operations, goals and objectives. The sales management team and the buyers meet twice each week to discuss vehicle sales, newly acquired vehicles, inventory turnover and staffing. Together, both groups formulate goals and maintain accountability to tasks at hand. Management at the main office also establishes and maintains Company policies as well as manages human resource needs for the entire Company.

INDUSTRY OVERVIEW

         o USED CAR SALES. The market for used car sales in the United States is significant. For calendar year 2003, industry analysts estimated used vehicle sales in the United States at $366 billion. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the buy-here/pay-here segment of the independent used car sales and finance market.

         o USED CAR FINANCING. Traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and buy-here/pay-here dealers such as the Company serve the used vehicle automobile financing industry. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts.

COMPETITION

                  The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 22,000 franchised automobile dealers and 54,000 independent used vehicle dealers in the United States. The Company competes principally with other independent buy-here/pay-here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individual's who sell used vehicles in private transactions. The Company competes for both the supply and resale of used vehicles.

                  Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership's location, (v) the option to purchase a service contract, and (vi) customer service. Management believes that its dealership is competitive in each of these areas for the following reasons:

                  Experience as a "Key Player". The Company has historically been a key player in the wholesale sales market in South Florida, which has enabled it to capture market share and establish a very low pricing matrix for vehicles bought. IMC was rated #1 by Manheim Auto Auctions for total dollar volume in 2002 and #2 in total unit volume for the same period. Manheim operates the nation's largest chain of auto auctions and through Manheim's Annual Market Report, prices and used car strategies are set as industry standard. As a result, the Company has been able to redirect its business focus primarily to a retail sales company. Instead of buying vehicles at a greatly reduced price to resell to other dealerships, the Company buys the vehicles for its own dealership, which, in-turn allows for greater profit realization on its own vehicle sales.

                  Experienced Management. The Company has significant experience in the auto industry. It has structured its compensation to provide the general sales manager(s) with a small salary and a heavily incentive-based bonus plan, which gives him or her the ability to realize personal income based on the overall performance of the Company.

DEPENDENCE ON MAJOR CUSTOMER/SUPPLIER

                  The Company is not dependent on a major customer or supplier to operate its business. It purchases its vehicles from more than one source, any one of which can be replaced or substituted at no additional cost or undue burden to the Company.

PATENTS AND PROPRIETARY RIGHTS

                  The Company has no patents or proprietary rights.


GOVERNMENTAL APPROVALS AND REGULATIONS

                  The Company's operations are subject to various federal, state, and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under Florida law, the Company's dealership(s) must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company's financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collection practices, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

                  The State of Florida imposes limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal primary credit rate,
         (ii) the age of the vehicle, or (iii) a fixed rate. Management believes the Company is in compliance in all material respects with all applicable federal, state, and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company's used vehicle sales and finance business. See "Auto Industry Risks".

RESEARCH AND DEVELOPMENT COSTS

         The Company has not had any research or development costs.

EMPLOYEES

                  As of December 31, 2003 the Company had approximately ten (10) full time employees. In addition, the Company has a management contract with Trim Express, Inc., a related party, to provide staff for various administrative and service positions on a contract basis. In addition, the Company also employed several subcontractors on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good. See "Certain Relationships and Related Transactions".


ITEM 2.  PROPERTIES

                  As of December 31, 2003 the Company leased all of its facilities, including the HQ location, the wholesale storage location and the reconditioning facility. These facilities are all located in Fort Lauderdale, Florida. The HQ location is a one-half acre property with a 2000 square foot building at 1600 West Sunrise Blvd, Fort Lauderdale, Florida. The wholesale storage location is a 1/4 acre property located at 847 N. Andrews Avenue in Fort Lauderdale, Florida and the reconditioning facility is part of a 5000 square foot building located at 1650 West Sunrise Blvd in Fort Lauderdale, Florida.

                  The location at 1600 is rented pursuant to a five-year lease with renewal options from an unaffiliated third party. The Company pays $5,538.50/month for this space. The location at 847 Andrews is rented from an unaffiliated third party on a month-to-month basis with no formal lease. The Company pays $2,500/month for this location. The location at 1650 is rented under a lease with the same terms as the 1600 property. The Company pays $2,131/month for this location that houses the mechanic/service/reconditioning department.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, other than in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is authorized for quotation on the NASDAQ Over-The-Counter Bulletin Board under the symbol IMCG. The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by OTCBB for the Company's common stock for the periods indicated.

                  FISCAL 2003

                  Quarter Ended           High Bid   Low Bid
                  ------------------------------------------
                  March 31, 2003            5.90       0.02
                  June 30, 2003             5.00       2.25
                  September 30, 2003        7.00       3.50
                  December 31, 2003         5.65       0.38

                  FISCAL 2004

                  Quarter Ended           High Bid   Low Bid
                  ------------------------------------------
                  March 31, 2004            4.40       0.41
                  April 1-23, 2004          3.90       2.60

                  As of December 31, 2003, there were approximately 200 stockholders of record. This number excludes stockholders holding stock under nominee security position listings.

                  Since its inception the Company has paid no dividends on its common stock. The Company currently intends to follow a policy of retaining earnings to finance future growth. Payment of dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant including limitations on the payment of dividends imposed by applicable law.

                  Effective February 5, 2003, the Company acquired all of the outstanding common stock of IMC through an exchange of shares (the "Acquisition") and issued 10,000,000 shares of its restricted common stock, $.001 par value, to the historical stockholders of IMC.

                  Pursuant to an Agreement and Plan of Share Exchange effective February 5, 2003 among the Company, IMC and the IMC stockholders (the "Agreement"), the officers and directors of the Company resigned upon consummation of the Acquisition. The persons serving as directors and officers of IMC immediately prior to the Acquisition were elected to the same offices with the Company and retained their positions as directors and officers of IMC.

                  As a result of the Acquisition, IMC became a wholly owned operating subsidiary of the Company. The Company operates IMC in the same manner and has continued in the business that IMC engaged in prior to the Acquisition except that it now has focused its business primarily on the retail sale of used vehicles. Prior to the Acquisition, no material relationship existed between IMC and and/or any of its affiliates and the Company and/or any of its affiliates.

                  The Acquisition was accounted for as a reverse acquisition applying the purchase method of accounting with IMC treated as the accounting acquirer. Under the reverse acquisition purchase method of accounting, the assets and liabilities of IMC were recorded as of the acquisition date, at their respective historical cost, which is considered to be the equivalent of fair values, and added to those of IMC, with no increment in combined stockholders' equity (deficiency). The reported results of operations of the Company after completion of the Acquisition reflect the historical results of operations of IMC.

                  In April 2003, the Board of Directors ratified and authorized the issuance of shares of common stock to certain note holders who agreed to convert the outstanding principal balance and all accrued interest on their promissory notes on a $1.50 for one share basis. The Company issued 460,380 shares upon the conversion of an aggregate of $686,000 in principal and accrued interest.

                   In May 2003, due to insufficient cash flow, the Board of Directors approved a temporary compensation plan for the Company's Vice President and Chief Operating Officer (COO) and a director, which included a minimal salary and 1,000 shares of restricted common stock each week for a short period of time. As of the date of this report, a total of 5,000 shares had been issued to the Company's COO. In March 2004, the Board of Directors rescinded the resolution and the issuance of additional shares to the Company's COO effective June 2003.

                   In June 2003, the Board of Directors authorized the issuance of 9,450 shares of restricted common stock to certain promissory note holders in consideration for their agreement to defer interest payments on their promissory notes until August 2003. These shares were issued pursuant to a Board resolution to issue one share for every dollar of interest deferred by the five note holders over the 90-day period between June and August 2003.

                    In June 2003, the Board authorized the issuance of 10,000 shares of restricted common stock to a stockholder for providing investor and employee relation's services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this report.

                  The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

                  Fiscal year 2003 was a big turning point for the Company. Much of the first three quarters was spent migrating the business model from dealer-to-dealer wholesale sales to buy-here/pay-here retail sales and consumer financing. In September 2003, the Company launched its first retail dealership in at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2003, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2004. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained.

                  Overall, as shown below, the Company has been successful in executing its business plan for 2003 and expects to continue the execution of its business plan, which includes the expansion of all of its sales and financing divisions in 2004. It is management's projection that this strategic execution will enable the Company to report gross sales for the year ending December 31, 2004 equal to or greater than the comparable period in 2003 although no assurance can be given that this will occur.

RESULTS OF OPERATIONS

         Years Ended December 2003 and 2002

                   In September 2003, the Company opened its first retail dealership in Fort Lauderdale, Florida. Internal sales projections for this dealership were 30 vehicle sales per month. In September, the Company recorded 49 sales, a 67% increase over projections. October retail sales projections were subsequently increased from 30 to 35 to reflect the sales in the previous month. October sales were 67 vehicles. November projections were raised to 50 vehicle sales and ultimately came in at 90 vehicles. December sales projections were 35 vehicles and came in at 50 vehicles, which made the total for the first four months of the retail operation 256 vehicles. With the projection for the four-month period at 125 vehicles, our actual results exceeded initial projections by 205%.

                  Due to the Company's expenses of time and resources during the first two quarters migrating from wholesale sales to retail sales and consumer financing, sales for the fiscal year 2003 were $7.4 million versus $18.9 million for the fiscal year 2002. During the first nine months of 2003 while the Company was migrating its business model sales were approximately $5.3 million for the period of January through September 2003. Once the plan was executed, sales for the three months ended December 31, 2003 were $2.1 million versus $2.6 million for the same period 2002. The migration of the business model was successful and for the three months ended December 31, 2003, the Company reported net profit of $123,000 or $0.01 per share, which was an increase from the same period in 2002 when the Company reported a net loss of $2.1 million or ($0.14) per share. Net loss for the full year 2003 was ($1.0 million) or ($0.07) per share versus a net loss of $2.6 million or ($0.26) per share for the fiscal year ended December 31, 2002.

                  Sales from operations for the three-month period ended December 31, 2003 were lower than sales from operations in the same period in 2002 for several reasons. In 2002, the Company had $1 million in working capital to devote to sales in contrast to 2003 where the Company had only $200,000 of working capital to devote to sales. Second, wholesale sales are a high turnover business and in 2002 the Company was moving more units per month, thereby generating more revenue. However, the revenue generated in 2002 did not turn a profit due to high costs and little margin. The migration from wholesale sales to retail sales and consumer financing was the key reason the Company was able to record a profit for the three-month period ended December 31, 2003.

                  For the fiscal year ended December 31, 2003, the Company's total assets doubled, from $764,000 at the fiscal year end December 2002 to $1.54 million at December 31, 2003 due to the change in business model. This 50% increase is attributed to the Company's increased focus on building its retail and consumer finance business. At year-end 2003, the Company had approximately $920,000 in net receivables.

                  For fiscal year 2003, the Company increased its current liabilities from $1.6 million to $2.6 million as the Company added a $1.5 million line of credit (LOC) from Dealer Financial Services (DFS), a related-party floor plan company owned by the Company's Chief executive Officer and majority shareholder. The terms of the LOC are more favorable than that of the other existing floor plan credit lines. By adding the LOC, the Company has been able to decrease its outstanding loan balance to Manheim Automotive Financial Services by 66% from $63,000 to $21,000. The Company also reduced its liability for private investor loans by $686,000 by converting much of the debt into equity.

LIQUIDITY AND CAPITAL RESOURCES

                  On a given business day, the Company has a positive or negative cash flow of up to $100,000 based on collections and accounts payable. Officers and key employees of the Company have been taking minimal salary and stock compensation. Salaries will be increased for the officers and key employees to a reasonable level upon funding, as to which no assurance can be given that any financing, whether through conventional financing sources or through the sale of Company securities on a private placement basis, will be realized or available to the Company on satisfactory terms. In addition, we believe we will have sufficient cash to meet our minimum operating costs and very limited expansion costs for the next 12 months. However, to continue our more aggressive plan during the next 12 months and beyond, which we will need to raise a minimum of $2 million in additional financing from the sale of our securities, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out these expansion plans but there is a risk that we may not secure the necessary funding which will have a material adverse impact on our ability to expand the Company's business.

CRITICAL ACCOUNTING POLICIES

                  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses. Below is a discussion of the Company's accounting policy concerning such allowance. Other accounting policies are disclosed in
         Note 3 in the accompanying consolidated financial statements.

                  The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. Management periodically reviews the allowance for credit losses with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen and actual credit losses may be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and reasonable assumptions in determining the allowance for credit losses.

SEASONALITY

                  The Company's automobile sales and finance business is generally not seasonal. Typically, there is a minor slow down during July/August and December; however, it is not significant enough to be considered seasonal in nature. Conversely, the Company's first and second quarters (February through May) are historically the busiest time for vehicle sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle.

ITEM 6A.  RISKS ASSOCIATED WITH THE AUTO INDUSTRY

    o WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION AND IF WE ARE FOUND TO BE IN VIOLATION OF ANY OF THESE REGULATIONS, OUR BUSINESS, OPERATING RESULTS AND PROSPECTS COULD SUFFER. The automotive retailing industry is subject to a wide range of federal, state and local laws and regulations, such as those relating to licensing, retail financing, consumer protection, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations.

    o WE MAY ENCOUNTER LIMITATIONS ON OUR ABILITY TO ACQUIRE AUTOMOTIVE-RELATED COMPANIES IN OUR MARKET ON FAVORABLE TERMS OR AT ALL, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR ACQUISITION STRATEGY. The automotive retail industry is a mature industry. The significant consolidation in the industry in our market over the last several years has resulted in fewer desirable auto companies, dealerships or dealership groups being available for purchase on reasonable terms. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance. As a result, it cannot be assured that we will be able to acquire desirable auto-related businesses in our key markets or that any such acquisitions can be completed on favorable terms or at all.

    o WE OPERATE IN AN INDUSTRY THAT IS VERY HIGHLY REGULATED AND FAILURE TO BE IN MATERIAL COMPLIANCE WITH THESE REGULATIONS MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS. The Company operates in a highly regulated industry. A number of state and federal laws and regulations affect our business. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operating, financing, advertising and employment practices. These laws and regulations include any and all franchise/secondary location laws and regulations and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour; anti-discrimination and other employment practices laws.

                  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct operations and fines.

                  Our operations are subject to the National Traffic and Motor Vehicle Safety Act; Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

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

                  We may incur additional costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. See "Business-Governmental regulations and Approvals".

    o WE ARE SUBJECT TO CERTAIN RISKS FOR LIABILITIES RELATING TO INSURANCE AND BONDING. Our business exposes us to the risk of liabilities arising out of our operations. Liabilities involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state regulatory requirements.

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


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company required by Regulation S-B are attached to this report. Reference is made below for an index to the financial statements and the financial statement schedules.

         CONSENT LETTER FROM BERKOVITS, LAGO AND COMPANY LLP
         CONSENT LETTER FROM RACHLIN, COHEN AND HOLTZ, LLP CONSOLIDATED BALANCE SHEET
         CONSOLIDATED STATEMENTS OF OPERATIONS
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY CONSOLIDATED STATEMENTS OF CASH FLOWS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NOTE 1:  Business Description
                  NOTE 2:  Going Concern
                  NOTE 3:  Summary of Significant Accounting Policies
                  NOTE 4:  Accounts Receivable, Net
                  NOTE 5:  Notes Receivable, Net of Current Portion
                  NOTE 6:  Inventory
                  NOTE 7:  Property and Equipment, net
                  NOTE 8:  Notes Payable
                  NOTE 9:  Fair Values of Financial Instruments
                  NOTE 10: Long-Term Debt, net of Current Portion
                  NOTE 11: Commitments and Contingencies
                  NOTE 12: Stockholder's Equity
                  NOTE 13: Business Combinations
                  NOTE 14: Related Party Transactions
                  NOTE 15: Other Expenses

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Intelligent Motor Cars, Inc.

We have audited the accompanying balance sheet of Intelligent Motor Cars, Inc. (d/b/a Sun Auto Leasing and Sales) as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our report dated June 10, 2003, our opinion on the 2002 financial statements was qualified as the result of scope limitations relating to (a) the accounting for and disclosure of all related party transactions, and (b) the recording of notes receivable - stockholders at net realizable value. We have been able to apply additional auditing procedures, consisting primarily of our consideration and evaluation of the report of a special investigation undertaken by the Company's outside corporate securities counsel and our reliance thereon, that we believe provide sufficient competent evidential matter concerning the related party transactions. Additionally, as described in the notes to the financial statements, the Company has subsequently determined that the collectibility of the notes receivable - stockholders was not probable, and has written off these notes receivable in 2002 and restated the 2002 financial statements for the effects of this write off. Accordingly, our present opinion on the 2002 financial statements, as presented herein, differs from that previously expressed.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Intelligent Motor Cars, Inc. (d/b/a Sun Auto Leasing and Sales) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As more fully described in the notes to the financial statements, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the company.

Board of Directors and Stockholders
Intelligent Motor Cars, Inc.
Page Two

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred net losses in the past two years and, as of December 31, 2002, reflects negative working capital and a stockholders' deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
August 7, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Intelligent Motor Cars Group, Inc.


We have audited the accompanying consolidated balance sheet of Intelligent Motor Cars Group, Inc. (d/b/a Sun Auto Leasing and Sales) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the consolidated financial position of Intelligent Motor Cars Group, Inc. (d/b/a Sun Auto Leasing and Sales) as of December 31, 2003, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses in the past two years and, as of December 31, 2003, reflects negative working capital and a stockholder's deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Berkovits, Lago & Company, LLP
                                      ----------------------------------
                                     Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
April 9, 2004

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                ASSETS
                                ------
     Current assets

       Cash                                                        $    58,693
       Accounts receivable, net                                        148,446
       Current portion of notes receivable                             347,489
       Inventory                                                       361,565

                                                                   -----------
             Total current assets                                      916,193
                                                                   -----------

     Notes receivable, net of current portion                          424,709
     Property and equipment, net                                       181,921
     Other assets                                                       14,862
                                                                   -----------
             Total assets                                          $ 1,537,685
                                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                 ----------------------------------------

     Current liabilities

        Notes payable:

        - Floor plan notes - related party                         $ 1,102,025
        - Floor plan notes - finance companies                         122,656
        - Line of credit - financial institution                        49,854

        Accounts payable and accrued liabilities                       771,452
        Accrued officer compensation                                   300,000
        Current portion of long term debt                              284,507

                                                                   -----------
             Total current liabilities                               2,630,494
                                                                   -----------

     Long-term debt, net of current portion                             26,176
                                                                   -----------
             Total liabilities                                       2,656,670
                                                                   -----------


     STOCKHOLDERS' DEFICIENCY:
        Common Stock - $.001 par value  100,000,000 shares
            authorized, 14,814,830 shares issued and outstanding        14,815
        Additional paid-in-capital                                   2,956,956
        Accumulated deficit                                         (4,090,756)

                                                                   -----------
             TOTAL STOCKHOLDERS' DEFICIENCY                         (1,118,985)
                                                                   -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $ 1,537,685
                                                                   ===========

The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                            2003            2002
                                                        ------------    ------------
Net sales                                               $  7,352,574    $ 18,972,392
Cost of sales                                              7,077,604      18,353,957
                                                        ------------    ------------
      Gross profit                                           274,970         618,435

Expenses:
   Officers  compensation                                    123,288       2,350,075
   Selling, general and administrative                     1,012,190         528,083
   Write off of notes receivable-stockholders arising
       from advances against future commissions                   --         162,617
                                                        ------------    ------------
      Total operating expenses                             1,135,478       3,040,775
                                                        ------------    ------------

Loss from operations before other expenses                  (860,508)     (2,422,340)

Other expenses                                              (148,602)       (183,500)
                                                        ------------    ------------
Net loss                                                $ (1,009,110)   $ (2,605,840)
                                                        ============    ============

Loss per share of common stock
    outstanding-basic and fully diluted                 $      (0.07)   $     (5,212)
                                                        ============    ============

Weighted-average number of shares
    outstanding - basic and fully diluted                 13,469,036             500
                                                        ============    ============

The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                          ADDITIONAL       ACCUMU-
                                                                 NUMBER OF    COMMON        PAID-IN        LATED
                                                                  SHARES       STOCK        CAPITAL        DEFICIT         TOTAL
                                                                ----------    --------    -----------    -----------    -----------
December 31, 2001                                                      500    $    500    $     1,971    $  (225,806)   $  (223,335)

        Stock-based compensation arising from
        transfer of stockholders common stock                           --          --      2,250,000             --      2,250,000

        Stockholder distributions                                       --          --             --       (250,000)      (250,000)

        Net loss for the year                                           --          --             --     (2,605,840)    (2,605,840)
                                                                ----------    --------    -----------    -----------    -----------

December 31, 2002                                                      500         500      2,251,971     (3,081,646)      (829,175)


        To combine IMCG with IMC under the reverse
        acquisition method of business combinations             28,038,000      28,038        (32,938)            --         (4,900)

        Issuance of 10,000,000 shares of IMCG common stock
        to former share holders of IMC in exchange for their
        500 shares of common stock                               9,999,500       9,500         (9,500)            --             --

        Return of 23,500,000 shares of Harrison Holdings
        common stock prior to the acquisition with par value
        at $0.001 per share                                    (23,500,000)    (23,500)        23,500             --             --

        Sale of 203,663 shares pursuant to a subscription
        agreement at a price of $1.30 to $1.50 per share           203,663         204        289,796             --        290,000

        Issuance of 255,717 shares to settle
        notes payable and related interest                         255,717         255        394,745             --        395,000

        Issuance of 10,450 shares to delay interest
        payments on notes payable                                   10,450          11         10,439             --         10,450

        Issuance of 5,000 shares for services                        5,000           5         18,745             --         18,750

        Issuance of 10,000 shares for services                      10,000          10          9,990             --         10,000

        Return of 208,000 shares to treasury                      (208,000)       (208)           208             --             --

        Net loss for the year                                           --          --             --     (1,009,110)    (1,009,110)
                                                                ----------    --------    -----------    -----------    -----------

December 31, 2003                                               14,814,830    $ 14,815    $ 2,956,956    $(4,090,756)   $(1,118,985)
                                                                ==========    ========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                                   2003           2002
-------------------------------------                                -----------    -----------
Net loss                                                             $(1,009,110)   $(2,605,840)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
       - Depreciation                                                     23,947         12,798
       - Provision for doubtful accounts                                  (2,000)        49,000
       - Stock issued as payment for compensation and services            28,750      2,250,000
       - Stock issued to delay interest payment                           10,450             --
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                         227,046        504,588
             Notes receivable                                           (772,198)            --
             Inventory                                                  (100,534)       408,331
             Other assets                                                 (4,481)        (7,753)
          Increase (decrease) in:
             Accounts payable and accrued expenses                       460,635       (483,871)
             Changes in deferred compensation                            100,000             --
             Liabilities assumed on combination                           (4,900)            --
                                                                     -----------    -----------
               Net cash (used in) provided by operating activities    (1,042,395)       127,253
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment                                (123,192)       (47,361)
                                                                     -----------    -----------
               Net cash used in investing activities                    (123,192)       (47,361)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from floor plan loans - related party                      1,081,964             --
   Payments on floor plan loans - un-related party                       (11,141)            --
   Payments on stockholder loans payable                                (260,576)      (142,406)
   Proceeds from stockholder loans payable                                    --         21,957
   Proceeds from notes                                                    11,147        477,657
   Payment on notes                                                      (43,432)       (89,000)
   Proceeds from notes payable - related parties                         142,406         16,000
   Payments on notes payable - related party                                  --       (140,900)
   Distribution to stockholders                                               --       (250,000)
   Proceeds from issuance of common stock                                265,000             --
                                                                     -----------    -----------
               Net cash provided by (used in) financing activities     1,185,368       (106,692)
                                                                     -----------    -----------

NET CHANGE IN CASH                                                        19,781        (26,800)
CASH, BEGINNING OF YEAR                                                   38,912         65,712
                                                                     -----------    -----------
CASH, END OF YEAR                                                    $    58,693    $    38,912
                                                                     ===========    ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                        $    90,641    $   208,851
                                                                     ===========    ===========
Non-cash investing and financing activities:
     Vehicle acquired through stockholder note payable               $        --    $    38,940
                                                                     ===========    ===========

    Notes and interest converted to stock                            $   692,450    $        --

Stock issued for notes and interest                                     (692,450)            --
                                                                     -----------    -----------
                                                                     $        --    $        --
                                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1:  BUSINESS DESCRIPTION
------   --------------------

                  Intelligent Motor Cars Group, Inc. ("IMCG" or the "Company") was incorporated in Delaware in November 2001 under the name of Harrison Holdings, Inc. Pursuant to the acquisition of Intelligent Motor Cars, Inc. ("IMC") in February 2003, Harrison Holding's, Inc. changed its name to IMCG. As a result of the acquisition, IMC stockholders exchanged all their shares for an aggregate of 10,000,000 shares of the Company's restricted common stock. The Board of Directors of the Company resigned and was replaced by the Board of Directors of IMC. IMCG provides a suite of services that cater to the demanding South Florida auto market. In business in South Florida since its formation in 1995, the Company has become a leader across the auto sales, financing and reconditioning markets in South Florida.

                  Headquartered in Fort Lauderdale, Florida, IMCG employs approximately ten people in its three locations - 1600 W. Sunrise Blvd., Fort Lauderdale, Florida, 1650 W. Sunrise Blvd., Fort Lauderdale, Florida, and 847 N. Andrews Avenue, Fort Lauderdale, Florida. In addition to its primary business, the Company maintains a diverse partner network that includes auto dealers, wholesalers and finance companies throughout the Southeast United States.

                  The Company has been built on a multi-service platform. Its primary services include used auto sales, reconditioning, financing and insurance, warranty services and floor planning (dealer to dealer financing). The Company also provides services for new car sales, such as search, acquisition and delivery on a limited basis. Many of these services are provided through third parties, some of which are affiliated with the Company.

                  In 2003, the Company migrated its business from being primarily a wholesale auto sales company to a retail auto sales and consumer finance company. This was achieved in the third quarter of fiscal 2003 when the Company launched its first retail dealership at 1600 West Sunrise Blvd. in Fort Lauderdale, Florida utilizing a buy -here/pay- here model. Buy- here/pay-here is an industry term used to describe dealers that sell and finance used cars to individuals with limited credit histories or past credit problems. Buy-here/pay-here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or biweekly basis to coincide with a customer's pay day), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

NOTE 2:  GOING CONCERN
------   -------------

                       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the year ended December 31, 2003 and 2002 the Company suffered net losses of approximately $1 million and $2.6 million, respectively and its consolidated balance sheet reflects negative working capital and a stockholders' deficiency. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                  The Company's business strategy will focus on several key initiatives:

                  o Steady Growth. The Company intends to expand its operations by increasing sales at existing locations and opening new locations as well as through the acquisition of other dealer locations. It is the Company's objective, if it is successful in obtaining the necessary financing as to which no assurances are given, to open and/or acquire at least one to two new locations each year beginning in fiscal 2005. In addition, the Company plans to continue working on wholesale sales to generate additional revenues although that is not expected to be its primary business.

                  o Selling Basic Vehicles. The Company will continue to primarily focus on selling basic and affordable vehicles to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during fiscal 2003 averaged $7,000. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (generally less than 24 months), and the customer is more able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to create a market niche generally ignored by its larger competitors.

                  o Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a buy-here/pay-here used car business and is a focal point for store level and general office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. The Company has been very successful with its collection techniques and is experiencing a very low payment delinquency rate. As of December 31, 2003, the Company's repossession rate was less than 1% and the payment delinquency rate was less than 2%. Although there is no assurance that these rates can and will continue at such low levels, the Company is very focused on its collection efforts to keep these rates under control.

                  Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

a)       Consolidation
         -------------

                  The consolidated financial statements include the accounts of Intelligent Motor Cars Group, Inc. (IMCG) and its subsidiary, Intelligent Motor Cars, Inc. All inter-company transactions have been eliminated upon consolidation.

b)       Use of Estimates
         ----------------

                  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

                  Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

c)       Accounts Receivable
         -------------------

                  Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all receivables and based on an assessment of collectibility, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of December 31, 2003. The provisions for the allowance for doubtful accounts is included in general and administrative expenses, in the accompanying consolidated statement of operations.

d)       Notes Receivable
         ----------------

                  Notes receivable are stated at net realizable value. Notes receivable are issued to customers that purchase our vehicles and finance same through the Company. All notes receivable are collateralized by the underlying vehicle through its title, which is held by the Company until the loan is paid in full.

e)       Inventory
         ---------

                  Inventory, which is comprised of used motor vehicles held for sale, are stated at the lower of cost or market, with cost determined using a specific identification method. Inventory costs include direct reconditioning costs.

f)       Property and Equipment
         ----------------------

                  Property and equipment is stated at cost, net of accumulated depreciation and amortization, which is provided for by charges to income over the estimated useful life of the assets using the straight-line method. Useful life of assets range from 5-7 years for equipment. Leasehold improvements are amortized over the life of the related lease. Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective asset. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

g)       Business Combinations:
         ---------------------

                  The Company accounts for business combinations in accordance with FASB 141 Business Combinations. Business combinations that qualify as reverse acquisitions with public shells are accounted for as capital transactions without the recognition of goodwill. Whereas, business combinations which do not meet the latter criteria, are accounted for under the purchase method. Where any excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill. SFAS 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of SFAS 142. SFAS 142 Goodwill and Other Intangible Assets. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment by assessing the recoverability of the carrying value. The Company adopted the provisions of SFAS 141 and SFAS 142.

h)       Impairment of Long Lived Assets
         -------------------------------

                  The Company reviews the carrying value of its long-lived assets, including intangibles, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less then the carrying value of the assets, an impairment loss is recorded, equal to the difference between the asset's carrying value and its fair value. In performing such reviews, management takes into consideration the current operating levels, growth trends and industry projections.

i)       Financial Instruments
         ---------------------

                  Financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guaranties of debt. There were no derivative financial instruments at December 31, 2003. The carrying values of these financial instruments approximate their fair market value as of December 31, 2003.

j)       Revenue Recognition
         -------------------

                  The Company recognizes revenue from automobile sales at the time the customer accepts delivery of the vehicle. The Company recognizes costs associated with the sale of vehicles at the time the sale is recognized. Independent sales contractors utilize Company funds to buy and sell vehicles on behalf of the Company. The Company pays an average of $200 as a commission in 2003 and $100 in 2002 to these contractors for each vehicle bought and sold, although there are some negotiated commissions.

k)       Loss per Share
         --------------

                  The Company computes loss per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share. Historical basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 13,469,036 in 2003. Diluted net loss per common share has not been presented, as there were no options or warrants granted or convertible preferred stock outstanding.

l)       Stock Based Compensation
         ------------------------

                  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123), encourages, but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

m)       Concentration of Credit Risk
         ----------------------------

                  The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. The Company maintains a diverse customer network. The loss of any customer would not have a material affect on the Company.

n)       Income Taxes
         ------------

                  The Company has adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS No. 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. Since the acquisition, the Company accounts for the effects of income taxes utilizing the asset and liability method as prescribed under Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes". Under this pronouncement deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities. Deferred tax assets are evaluated for realization and will be subject to a valuation allowance based on their realization potential. Prior to the acquisition the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code up to the Plan of Reorganization. Under the Subchapter S provisions, the Company generally did not pay federal corporate tax, but rather, the stockholders' share of income or loss was included in their individual tax returns. The Company terminated the S Corporation election effective February 5, 2003.


                  The tax benefit arising during 2003 is as follows:

                       Deferred
                         Current                            $309,000
                         Deferred                             34,000
                                                            --------
                                                             343,000
                  Less valuation allowance                   343,000
                                                            --------
                  Benefit for income taxes                  $     --
                                                            ========

                  The deferred tax asset arising during 2003 is as follows:

                       Deferred
                         Operating loss                     $ 34,000
                         Other                                    --
                                                            --------
                  Total tax asset                             34,000
                  Less valuation allowance                    34,000
                                                            --------
                  Total tax assets                          $     --
                                                            ========

                  At December 31, 2003 the Company has approximately $1 million of operating loss carry-forwards expiring through 2023.

                  During 2002, the Company operated as a Sub Chapter S Corporation, consequently there was no tax benefit or asset recognized during that period.

o)       Advertising
         -----------

         Advertising costs are charged to expense as incurred. Advertising costs were approximately $65,000 and $34,000, respectively for the years ended December 31, 2003 and 2002.

p)       Recently Issued Accounting Standards
         ------------------------------------

                   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

                  In December 2002, the Financial Standards Accounting Board ("FASB") issued SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions of SFAS No. 148 which amend SFAS No. 123 will become effective for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 which amend APB Opinion No. 28 became effective during the first quarter of 2003. The Company believes that the adoption of this statement will not have a material effect on the financial statements.

                  In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclose Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective for interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a material effect on the financial statements.

                  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 became effective in the second quarter of fiscal 2003. The Company believes that the adoption of this statement will not have a material effect on the financial statements.

q)       Reclassifications
         -----------------

                  Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.


NOTE 4:  ACCOUNTS RECEIVABLE, NET
------   ------------------------

         Accounts receivable consists of the following as of December 31, 2003:


                  Receivables                             $ 195,446
                  Less: Allowance for doubtful accounts     (47,000)
                                                          ---------
                                                          $ 148,446
                                                          =========

         There were no charges to the allowance for doubtful accounts for 2003.

NOTE 5:  NOTES RECEIVABLE, NET OF CURRENT PORTION
------   ----------------------------------------

         Notes receivable, net of current portion consist of the following at December 31, 2003:

         Notes receivable from customers at interest rates from
         0% to 29.9% - Principal and interest due in weekly,
         bi-weekly, semi-monthly and or monthly installments
         through 2,006. Collateralized by titles of the vehicles.     $ 772,198
                                                                      ---------
         Less current portion                                          (347,489)
                                                                      ---------
         Notes receivable, net of current portion                     $ 424,709
                                                                      =========

         As of December 31, 2003 the aggregate payments to be received pursuant to these notes are as follows

                   Year
                   ----
                   2004               $347,489

                   2005                296,009

                   2006                128,700
                                      --------
                   Total              $772,198
                                      ========



NOTE 6:  INVENTORY
------   ---------

         Inventory is comprised of the following as of December 31, 2003:


                  Pre-owned vehicle inventory   $361,565
                                                --------
                                                $361,565
                                                ========

NOTE 7:  PROPERTY AND EQUIPMENT, NET
------   ----------------------------

         Property and equipment consisted of the following at December 31, 2003

                  Trackers                                          $  56,025
                  Equipment - Auto                                     38,939
                  Equipment - Office                                   41,854
                  Equipment - Shop                                     11,106
                  Building Improvements                                75,153
                                                                    ---------
                                                                      223,077
                  Less: accumulated depreciation and amortization     (41,156)
                                                                    ---------
                                                                    $ 181,921
                                                                    =========

                  For the year ended December 31, 2003 and 2002, depreciation and amortization was approximately $24,000 and $13,000 respectively.

NOTE 8:  NOTES PAYABLE
------   -------------

         Notes payable consist of the following as of December, 31 2003:


         (a) Floor Plan Notes - Related Party

             Borrowings under floor plan credit facility of $1.5
             million from an entity owned by the majority
             stockholder and CEO. This facility is non-interest
             bearing and its payable as vehicles are sold along
             with a $50 fee for each vehicle.                         $1,102,025

         (b) Floor Plan Notes-Finance Companies

             Borrowings under floor plan credit facilities of
             $200,000 from two finance of up to $65 per vehicle.
             Collateralized by specific vehicles and personally
             guaranteed by the majority stockholder and CEO.
                                                                         122,656

         (c) Floor Plan Notes-Financial institution

             Borrowings under credit facility of $50,000 from a
             financial by the majority stockholder and CEO.
                                                                          49,854
                                                                      ----------
                                                                      $1,274,535
                                                                      ==========

NOTE 9:  LONG -TERM DEBT, NET OF CURRENT PORTION
-------  ---------------------------------------

                  Long-term debt, net of current portion consists of the following at December 31, 2003:

             6 3/8% term note payable to financial institution,
             collateralized by vehicle. Due in monthly payments
             of $599 through August 2007                                $ 28,892

             Lease obligations, due to financial institutions,
             collateralized by telephone equipment                         2,757

             15% demand notes due to private investors,
             collateralized by automobile titles                         279,034
                                                                        --------
                                                                       $ 310,683
             Less: Current portion                                       284,507
                                                                       ---------
             Long-term debt, net of current portion                     $ 26,176
                                                                        ========


                  As at December 31, 2003 the aggregate maturities of long-term debt are as follows:

                                  YEAR                                AMOUNT
                                  ----                                ------
                                  2004                              $ 284,507
                                  2005                                  6,795
                                  2006                                  7,179
                                  2007                                  6,669
                                  2008                                  5,533
                                                                    ---------
                                  Total                              $310,683
                                                                     ========

NOTE 10: COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

         Leases:

                  The Company has commitments under various long-term operating lease agreements for office and operating facilities. For the years ended December 31, 2003 and 2002 total rent expense was $92,186 and $111,270 respectively. In addition to rent, the Company is responsible for operating costs, real estate taxes and insurance.

                  As of December 31, 2003, future minimum annual rental commitments under operating leases are as follows:

                 Year                        Amount
                 2004                       $121,000
                 2005                         91,000
                 2006                         91,000
                 2007                         91,000
                 2008                         91,000
                                            --------
                                            $485,000
                                            ========


NOTE 11: STOCKHOLDERS' DEFICIENCY
-------  ------------------------

                  In April 2003, the Board of Directors ratified and authorized the issuance of shares of common stock to certain note holders who agreed to convert the outstanding principal balance and all accrued interest on their promissory notes on a $1.50 for one share basis. The Company issued 255,712 shares upon the conversion of an aggregate of $395,000 in principal and accrued interest.

                  In April 2003 the Company sold 203,663 shares through a subscription agreement from prices from $1.30 to $1.50/share. Total proceeds received from this issuance amounted to $290,000.

                   In May 2003, due to insufficient cash flow, the Board of Directors approved a temporary compensation plan for the Company's Vice President and Chief Operating Officer (COO) and a director, which included a minimal salary and 1,000 shares of restricted common stock each week. As of the date of this report, a total of 5,000 shares had been issued to the Company's COO. In March 2004, the Board of Directors rescinded the resolution and the issuance of additional shares to the Company's COO effective June 2003.

                   In June 2003, the Board of Directors authorized the issuance of 10,450 shares of restricted common stock to certain promissory note holders in consideration for their agreement to defer interest payments on their promissory notes until August 2003. These shares were issued pursuant to a Board resolution to issue one share for every dollar of interest deferred by the five note holders over the 90-day period between June and August 2003.

                    In June 2003, the Board authorized the issuance of an aggregate of 10,000 shares of restricted common stock to a stockholder for providing investor and employee relation's services.


NOTE 12: BUSINESS COMBINATIONS
-------  ---------------------

                  On February 5, 2003, the Company and its stockholders consummated an Agreement and Plan of Share Exchange ("Share Exchange") with Harrison Holding's, Inc. ("Harrison"), a Delaware corporation formed in November 2001. Under the terms of the Share Exchange, Harrison issued an aggregate of 10,000,000 shares of its restricted common stock, $.001 par value, to the stockholders of the Company in exchange for their 500 shares of Company common stock. As a condition of the Share Exchange, the officers and directors of Harrison resigned and the officers and directors of the Company became the officers and directors of Harrison. Harrison changed its name to Intelligent Motor Cars Group, Inc. ("IMCG") and its trading symbol was changed on the NASD Electronic Bulletin Board to IMCG effective February 2003. As a result of the Share Exchange, the Company became a wholly owned subsidiary of IMCG.

                  The combination was accounted for under the reverse acquisition method under FASB 141, "Business Combinations". The net assets of the acquire were recorded at their carrying value with no recognition of goodwill.

NOTE 13: RELATED PARTY TRANSACTIONS
-------  --------------------------

                  In 2003 and in 2002, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and these notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. The following is information regarding these transactions.

                  The Chief Executive Officer (CEO), who is also the Company's majority stockholder, was paid no compensation in 2003 or 2002. As a result, the accompanying financial statements include an accrual for compensation due to this officer/stockholder in the amount of $100,000 for 2003 and 2002, respectively.

                  In accordance with the Share Exchange, the Company's CEO and COO received 8,500,000 shares and 250,000 shares, respectively. From the time of the Share Exchange through March 31, 2004, the Company's CEO gifted an aggregate of 251,000 shares to five non-affiliates for no financial consideration and the Company's COO gifted an aggregate of 70,000 shares to six non-affiliates for no financial consideration. In addition, the Company's CEO received 285,000 shares in a private transaction from a non-affiliated ex-consultant.

                  An entity owned by the Company's CEO/majority stockholder provides vehicle reconditioning services to the Company. The Company incurred reconditioning costs of approximately $250,000 and $42,000 in 2003 and 2002, respectively for services performed by this entity.

                  Throughout 2003 the Company leased certain office personnel from an entity owned by the Company's CEO/majority stockholder. The Company paid approximately $100,000 and $35,000 to this entity for leased personnel in 2003 and 2002, respectively.

                  In 2003, the Company entered into a line of credit for $1.5 million with an entity owned by the Company's CEO/majority stockholder to provide dealer financing and a line of credit. As of December 31, 2003, the Company owes approximately $1.1 million on the line of credit. The dealer financing is collateralized by vehicle titles. The Company pays the related entity a $50 per vehicle fee and no interest.

                  During 2003 the company paid an entity owned by a stockholder approximately $96,000 for purchasing and selling automobiles. In 2002 the Company had sales to entities related to a stockholder of $457,000 and purchases from these entities of $290,000.



NOTE 14: OTHER EXPENSES
-------  --------------

                  Other expenses comprised of the following at December 31, 2003 and 2002:

                                                         2003         2002
                                                       ---------    --------
                  Interest expense                     $  90,641    $183,500
                  Interest income                        (19,946)         --
                  Sublet rental income                    (1,226)         --
                  Other income                           (20,867)         --
                  Cost associated with acquisition       100,000          --
                                                       ---------    --------

                                                       $ 148,602    $183,500
                                                       =========    ========

ITEM 6A. RISKS ASSOCIATED WITH THE AUTO INDUSTRY

     o WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION AND IF WE ARE FOUND TO BE IN VIOLATION OF ANY OF THESE REGULATIONS, OUR BUSINESS, OPERATING RESULTS AND PROSPECTS COULD SUFFER. The automotive retailing industry is subject to a wide range of federal, state and local laws and regulations, such as those relating to licensing, retail financing, consumer protection, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations.

     o WE MAY ENCOUNTER LIMITATIONS ON OUR ABILITY TO ACQUIRE AUTOMOTIVE-RELATED COMPANIES IN OUR MARKET ON FAVORABLE TERMS OR AT ALL, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR ACQUISITION STRATEGY. The automotive retail industry is a mature industry. The significant consolidation in the industry in our market over the last several years has resulted in fewer desirable auto companies, dealerships or dealership groups being available for purchase on reasonable terms. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance. As a result, it cannot be assured that we will be able to acquire desirable auto-related businesses in our key markets or that any such acquisitions can be completed on favorable terms or at all.

     o WE OPERATE IN AN INDUSTRY THAT IS VERY HIGHLY REGULATED AND FAILURE TO BE IN MATERIAL COMPLIANCE WITH THESE REGULATIONS MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS. The Company operates in a highly regulated industry. A number of state and federal laws and regulations affect our business. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operating, financing, advertising and employment practices. These laws and regulations include any and all franchise/secondary location laws and regulations and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour; anti-discrimination and other employment practices laws.

                  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct operations and fines.

                  Our operations are subject to the National Traffic and Motor Vehicle Safety Act; Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

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

                  We may incur additional costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. See "Business-Governmental regulations and Approvals".

     o WE ARE SUBJECT TO CERTAIN RISKS FOR LIABILITIES RELATING TO INSURANCE AND BONDING. Our business exposes us to the risk of liabilities arising out of our operations. Liabilities involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state regulatory requirements.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item. 13 below for an index to the financial statements and the financial statement schedules.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 30, 2003, the Company filed a Form 8-K reporting a change in its certifying accountant on June 27, 2003. The Company reported the dismissal of Malone & Bailey and the retention of Rachlin Cohen & Holtz LLP as its certified public accountant for the purpose of conducting its audits and providing financial reports for the Company. Malone & Bailey had been the auditor for the Company prior to the Acquisition on February 5, 2003. The decision to dismiss Malone & Bailey was recommended and approved by the Board of Directors.

         On November 12, 2003, the Company filed a Form 8-K reporting a change in its certifying accountant on November 11, 2003. The Company reported the dismissal of Rachlin Cohen & Holtz LLP and the retention of Berkovits, Lago & Company, LLP as its certified public accountant for the purpose of conducting its audits and providing financial reports for the Company.

         Rachlin's initial report dated June 10, 2003 on the 2002 and 2001 financial statements of the Registrant was qualified as the result of scope limitations relating to (a) the accounting for and disclosure of all related party transactions, and (b) the recording of notes receivable - stockholders at net realizable value. This initial report also contained an explanatory paragraph reporting substantial doubt about the Registrant's ability to continue as a going concern. Rachlin issued a second report dated August 7, 2003 on the 2002 and 2001 financial statements of the Registrant indicating that Rachlin performed additional auditing procedures that provided sufficient competent evidential matter concerning the related party transactions and that the Registrant restated the 2002 financial statements for the write off of the notes receivable - stockholders. This second report also contained (a) an emphasis of a matter paragraph concerning related party transactions, and (b) an explanatory paragraph reporting substantial doubt about the Registrant's ability to continue as a going concern.

         The decision to dismiss Rachlin Cohen & Holtz LLP was recommended and approved by the Board of Directors.

         During the period from August 7, 2003 to November 11, 2003, there were no disagreements with Rachlin related to accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rachlin would have caused Rachlin to make reference to the subject matter of the disagreement in connection with its report, except as described in (ii) above regarding Rachlin's initial report.

         For the two years ended December 31, 2002 and 2001, the Rachlin initial report dated June 10, 2003 contained an explanatory paragraph stating that the independent auditors were unable to obtain sufficient evidential matter to satisfy themselves that all related party transactions were properly accounted for. On August 7, 2003 the independent auditors reissued their report on the above referenced financial statements that were restated to properly account for all related party transactions clearing this exception.

         In a Report on Reportable Conditions and Other Matters dated June 10, 2003, Rachlin advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements did not exist. These conditions included (a) Material Weaknesses relating to maintaining and managing legal documents, minutes of meetings of Board of Directors, source documents, inventories (including perpetual records and cut-offs), related party transactions, management communications, and private offerings - notes payable; and (b) Reportable Conditions relating to segregation of duties, audit committee, insider loans, Form 1099's, numerical sequence of checks used, reconciliation of bank accounts, accounting manager, accounting procedures manual, and year-end closing procedures.

         Reference is made to the circumstances described in (a)(1)(ii) above regarding Rachlin's having advised the Registrant of the need to expand significantly the scope of its audit, which subsequently resulted in Rachlin having expanded the scope of its audit and performing additional auditing procedures that enabled Rachlin to issue its second report dated August 7, 2003.

         Other than as described herein, during the two most recent fiscal years and through the date of the dismissals described above, there were no disagreements over accounting matters, financial disclosures or any other limitations on the scope or procedure of the independent auditor in the course of performing professional services and there was no adverse opinion or disclaimer of opinion, nor were either of their respective reports modified as to audit scope or accounting principles.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------------------------

                  As of March 31, 2004, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as a director or executive officer, and the expiration of the terms as directors are as follows:

         Name                Age  Position                              Period Served As Director
         ------------------------------------------------------------------------------------------
         Gerald Scalzo       33   President/CEO/Acting CFO/Director     February 5, 2003 to present
         Michael Magolnick   33   VP/Chief Operating Officer/Director   February 5, 2003 to present
         Harvey Judkowitz    59   Director, Audit Committee Chairman    January 13, 2004 to present
         -------------------------------------------------------------------------------------

                  The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. The Company did not hold an annual meeting in 2003.

         GERALD SCALZO
         -------------

                  Gerald Scalzo has served as President, Chief Executive Officer, acting Chief Financial Officer and Chairman of the Board of Directors of the Company since February 5, 2003. He has also been President, Chief Executive Officer and Chairman of IMC since its inception in 1995. With a background in finance and marketing, Mr. Scalzo formed Trim Express, Inc. in 1993 as a small, private auto and boat upholstery company. Trim Express provides reconditioning and administrative management services to the Company for a fee. Trim Express, also doing business as DFS, provides auto financing/floor planning services to the Company for its vehicle financing. See "Certain Relationships and Related Transactions".

                  In July 2002 a terminated former IMC employee and his live-in girlfriend filed a police report alleging that Mr. Scalzo was involved in the unauthorized sale of the girlfriend's vehicle. Mr. Scalzo was charged with grand theft auto in the case of State of Florida vs. Gerald Scalzo, Case No. 02-17560 in Broward County, Florida. Although Mr. Scalzo vehemently denied any wrongdoing, upon advice of counsel and to expeditiously resolve the matter, Mr. Scalzo agreed to plead no contest to a misdemeanor charge of petty theft. No penalty was assessed and the case has since been dismissed and sealed by the Court.

         MICHAEL MAGOLNICK
         -----------------

                  Michael Magolnick has served as Vice President, Chief Operating Officer and as a director of IMC since mid- 2002 and was a consultant to IMC from mid-2001 through mid-2002. Since February 5, 2003, Mr. Magolnick has been Vice President, Chief Operating Officer and a director of the Company. From 1999 to 2001, he was the founder and president of Domain Systems, a leading Internet services company. Since 1996 Mr. Magolnick has been a recognized expert in the Internet industry having been interviewed and appearing in print in the Wall Street Journal, the NY Times, American Venture Magazine, Entrepreneur Magazine, eCommerce Times, several editions of The American Business Journal and several other national publications. Prior to Domain Systems, Mr. Magolnick was the Vice President of Marketing and Communications for Platinum Television Group, where he was responsible for marketing and Internet initiatives for a $10 million TV production company. From 1991 to 1997, he was the president of Venture Consulting International, a management and marketing consulting firm, where he was involved in executive and operational administration, strategic analysis, public relations and marketing. Mr. Magolnick attended the University of Florida with a focus on Business Administration and Finance and received a certification in Corporate Governance from Tulane University Law School in 2004.

         HARVEY JUDKOWITZ
         ----------------

                  Harvey Judkowitz has been a director and Chairman of the Audit Committee of the Board of Directors since January 2004. Mr. Judkowitz, is a Certified Public Accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice. Mr. Judkowitz is the Chairman of the Board and CEO of UniPro Financial Services, Inc., a development stage Florida company. He is currently the interim Chief Financial Officer of Kirshner Entertainment & Technology, Inc. He was Chairman and CEO of Spectrum Brands, Inc.
         (SBPR) from January 2000 until October 2001, when the Company was sold. He currently serves on the Board of Directors and is chairman of the audit committees for the following publicly traded companies; Kirshner Entertainment & Technology, Inc. where he is also the acting CFO
         (KSHR), Global Business Services, Inc. (GBSS), Webb Mortgage Depot, Inc. (WBBM), Pony Express USA (PYXP) and Singing Machine (SMD). In the past, he has served as Chief Financial Officer or President of several publicly traded companies. Mr. Judkowitz graduated from Pace University in 1967 with a BBA in Accounting. Over the past 15 years, Mr. Judkowitz has assisted several companies in going public.


         (b)      DIRECTORSHIPS
                  -------------

                  As listed in his biography, only Harvey Judkowitz is an executive officer/director of a company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or is subject to the requirements of Section 15(d) of the Exchange Act. None of the Company's executive officers or directors is a director of any company registered as an investment company under the Investment Company Act of 1940.


         (c       IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES
                  -----------------------------------------------

                  TOM JACOBS
                  ----------

                  Tom Jacobs has served as Controller for the Company since December 2003. Prior to joining the Company from August 2002 through November 2003, Mr. Jacobs acted as a consultant to several of his former clients. Mr. Jacobs was Chief Financial Officer of Biscayne Helicopters from July 1997 through August 2002. He was the Controller for Crescent Airways, Inc., a publicly traded company, from February 1986 through July 1997. Crescent Airways grew from a $6 million to a $60 million company during his tenure. He was involved with audits, financial reporting, budgets and reports to lending institutions.


         (d)      FAMILY RELATIONSHIPS
                  --------------------

                  There are no family relationships.

ITEM 10. EXECUTIVE COMPENSATION

         The Company did not compensate Mr. Scalzo, its President, Chief Executive Officer and Acting Chief Financial Officer but has accrued his salary, which is $100,000 for each year.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                 Annual Compensation                            Long Term Compensation
                            ------------------------------                -----------------------------------
                                                                            Awards                 Payouts
                                                             Restricted   ----------             ------------
Name and                                         Annual         Stock     Underlying     LTIP       Other
Principal Position   Year   Salary    Bonus   Compensation     Awards       Option     Payouts   Compensation
------------------   ----   -------   -----   ------------   ----------   ----------   -------   ------------
Gerald Scalzo(1)     2003   100,000   None       100,000        None         None        None        None
C.E.O./Director      2002   100,000   None       100,000        None         None        None        None

M. Magolnick(1)      2003    70,000   None        70,000       5,000         None        None        None
C.O.O./Director      2002    30,000   None        30,000        None         None        None        None

----------
(1) Neither Mr. Scalzo nor Mr. Magolnick were employed by or affiliated with the Company until the Acquisition in February 2003;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         The Company is not subject to Section 12 of the Exchange Act. Gerald Scalzo and Michael Magolnick each voluntarily filed a Form 3 in February 2003.

OPTION GRANTS IN FISCAL 2003
----------------------------

         None

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTIONS/SAR VALUE TABLE
---------------------------------------------------------------------------

         None

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE
----------------------------------------------

         None

COMPENSATION OF DIRECTORS
-------------------------

         Harvey Judkowitz, the only director who is not an employee of the Company. He receives annual compensation of $3,500 for attending meetings of the Board of Directors and 4,167 shares of restricted common stock each month for his services as Chairman of the Audit Committee. The shares are issued to Mr. Judkowitz in January of the next fiscal year following his year of service in that capacity. The first issuance of shares will be in January 2005 for the 2004 fiscal year.

         There was no compensation paid to any director in fiscal 2003.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN
----------------------------------------------------------------
CONTROL ARRANGEMENTS
--------------------

         Currently, the only employment agreement is between the Company and Tom Jacobs. The agreement, dated December 1, 2003, provides for Mr. Jacobs to be employed by the Company as Controller for a term of two years at a base salary of $50,000 per year and 10,000 shares of restricted common stock.

REPORT ON REPRICING OF OPTIONS
------------------------------

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------

                  The following table sets forth as of April 5, 2004 the ownership of common stock by persons who own beneficially more than 5% of the outstanding shares of the Company's common stock:

                   Name and Address         Amount and Nature of     Percent of
Title of Class    of Beneficial Owner      Beneficial Ownership(1)    Class(2)
--------------    -------------------      -----------------------   ----------
Common            Gerald Scalzo
                  1600 W. Sunrise Blvd.
                  Fort Lauderdale, FL 33311       8,534,000(3)         57.60%
----------
(1) All shares are beneficially owned directly by the listed individual
(2) Percentages are calculated based upon approximately 14,814,830 shares issued and outstanding on April 5, 2004.
(3) Mr. Scalzo, the Company's President, Chief Executive Officer, Acting Chief financial Officer and Chairman of the Board, received 8,500,000 shares in connection with the Acquisition on February 5, 2003. The share amount also includes 285,000 shares transferred to Mr. Scalzo by a former shareholder for no consideration in June 2003. This share amount does not include an aggregate of 251,000 shares gifted by Mr. Scalzo between July 2003 and March 2004 to five non-affiliates for no financial consideration.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT
                  --------------------------------

                   Name and Address         Amount and Nature of     Percent of
Title of Class    of Beneficial Owner      Beneficial Ownership(1)    Class(2)
--------------    -------------------      -----------------------   ----------
Common            Gerald Scalzo                   8,534,000(3)          7.60%
                  1600 W. Sunrise Blvd.
                  Fort Lauderdale, FL 33311

Common            Michael Magolnick                 185,000(4)           1.2%
                  1600 W. Sunrise Blvd.
                  Fort Lauderdale, FL 33311

Common            Harvey Judkowitz                   12,501(5)              *
                  10220 SW 174th Street
                  Miami, FL 33176

Officers and Directors                            8,731,501             58.9%
as a Group  (3 persons)
----------
* Less than 1%

(1) All of the shares are beneficially owned directly by the listed individual.
(2) Percentages are calculated based upon 14,814,830 shares issued and outstanding on April 5, 2004.
(3) Mr. Scalzo, the Company's President, Chief Executive Officer, Acting Chief financial Officer and Chairman of the Board, received 8,500,000 shares in connection with the Acquisition on February 5, 2003. The share amount also includes 285,000 shares transferred to Mr. Scalzo by a former shareholder for no consideration in June 2003. This share amount does not include an aggregate of 251,000 shares gifted by Mr. Scalzo between July 2003 and March 2004 to five non-affiliates for no financial consideration.
(4) Mr. Magolnick, the Company's Vice President, Chief Operating Officer and a director, received 250,000 shares in connection with the Acquisition in February 2003 and an aggregate of 5,000 shares pursuant to a Board resolution in April 2003. This share amount does not include an aggregate of 70,000 shares that were gifted to six non-affiliates between February 2003 and March 2004 for no financial consideration.
(5) Mr. Judkowitz receives 4,167 shares per month for each month he serves as Chairman of the Audit Committee of the Board. He was appointed as a director and Chairman of the Audit Committee in January 2004. As of March 31, 2004 he is entitled to an aggregate of 12,501 shares. All shares are issued to him in January of the following year. He will be issued the shares for fiscal 2004 in January 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the past two years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock, except as disclosed in the following paragraphs:

                  Gerald Scalzo, the Company's, President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board of Directors, is the sole owner and President of Trim Express, Inc. which also does business under its fictitious name, Dealer Financial Services
         (DFS). DFS is the primary floor planning/finance company for the Company. The terms of the agreement with DFS provide for substantially lower floor plan fees than those paid by the Company to AFC and MAFS, unaffiliated floor plan financing companies used throughout the automotive industry. DFS charges the Company $50 per floor-planned vehicle whereas AFC and MAFS charges the Company $75 per floor-planned vehicle plus interest. Trim Express is also the primary provider of vehicle reconditioning services to the Company. During certain periods of 2003, the Company hired Trim Express to provide staff and resources for various administrative needs, including but not limited to, title and tag services, accounts payable and accounts receivable collections and miscellaneous administrative and office services. At any given time as few as one and as many as four people were actively working in the Company's office under this arrangement. The Company paid Trim between $500 and $3000 per week for these services, as needed. IMC paid approximately $100,000 in 2002 and $103,000 in 2003 for these services. In addition, the Company has a $1.5 million line of credit with DFS. As of March 31, 2004, the outstanding balance on the line of credit with DFS was approximately $1.3 million. In February 2003, Mr. Scalzo received 8,500,000 restricted shares of common stock in the Company as part of the Acquisition. As of December 31, 2003 the Company had an open loan from Mr. Scalzo in the amount of $20,000.

                  Michael Magolnick is the sole owner of Magolnick Consulting, which was hired by the Company to do certain public relations and management consulting services, in addition to Mr. Magolnick's day-to-day responsibilities. For a period of approximately four months during 2003, Magolnick Consulting received between $500 and $1000 each week for these services. During this time, Mr. Magolnick also received compensation from the Company as an employee. In February 2003, Mr. Magolnick received 250,000 restricted shares of common stock in the Company as part of the Acquisition. In May 2003, due to insufficient cash flow, the Board of Directors approved a temporary compensation plan for Mr. Magolnick, which included a minimal salary and 1,000 shares of restricted common stock each week for a short period of time. As of the date of this report, a total of 5,000 shares had been issued to Mr. Magolnick. In March 2004, the Board of Directors rescinded the resolution and the issuance of additional shares to Mr. Magolnick effective June 2003. No additional shares are outstanding or due to Mr. Magolnick.

                  Harvey Judkowitz has been a director and the Chairman of the Audit Committee of the Board of Directors since January 2004. In consideration for his services as a director, Mr. Judkowitz receives $3,500 annually and 4,167 restricted shares of common stock per month for each month he serves as Chairman of the Audit Committee. The shares are to be issued to him in January of each calendar year for the previous year he serves in such capacity commencing in January 2005.

ITEM 13. CONTROLS AND PROCEDURES

                  Under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Acting Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on his evaluation, the President, Chief Executive Officer and Acting Chief Financial Officer has concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)      AUDIT AND AUDIT-RELATED FEES
                  ----------------------------

                  In 2002, the Company did not report any Audit/Audit-Related Fees. For the year ended December 31, 2003, the Company worked with two principal accountants, Rachlin Cohen & Holtz, LLP and Berkovits, Lago and Company, LLP. A total of approximately $152,500 was paid in fees associated directly with the audit and audit-related activities. In 2003, $118,300 was paid to Rachlin, Cohen & Holtz, LLP and $3,000 to Berkovits Lago & Company, LLP. Of the $152,500, $31,200 was paid to Rachlin Cohen & Holtz, LLP in February 2004 for services billed in 2003.

         (b)      TAX FEES
                  --------

                  No tax-related fees were billed by a principal accountant in 2002 or 2003.

         (c)      ALL OTHER FEES
                  --------------

                  No other principal account fees have been recorded.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:
                  ---------------------------------------

                  See Index to Financial Statements attached which are included as an integral part of this Report

         (b)      REPORTS ON FORM 8-K:
                  --------------------

                  In the last quarter of the 2003 fiscal year, the Company filed one Current Report on Form 8-K relating to the change in auditor from Rachlin Cohen and Holtz LLP on November 5, 2003 to Berkovitz, Lago & Company, LLP. The Form 8-K, filed on November 12, 2003 reported the change of auditor and related information. See Item 8 in this Annual Report.

         (c)      EXHIBITS:
                  ---------

                  Exhibit 3.1       Certificate of Incorporation was filed
                                    as an exhibit to the Company's Form SB-2
                                    filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
                  Exhibit 3.2       Certificate of Amendment to the
                                    Certificate of Incorporation was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 3.3       Articles of Incorporation for
                                    Intelligent Motor Cars, Inc. was filed as an exhibit to the Company's Form 10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
                  Exhibit 3.4 By-Laws was filed as an exhibit to the Company's Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
                  Exhibit 3.5       Audit Committee By-Laws

                  Exhibit 10.1 Agreement and Plan of Share Exchange among Harrison Holdings, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                                    February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 10.2 Line of Credit Agreement between the Company and Dealer Financial Services
                  Exhibit 10.3 Employment Agreement between the Company and Tom Jacobs
                  Exhibit 10.4      Property Lease for 1600 W. Sunrise Blvd
                  Exhibit 10.5      Property Lease for 1650 W. Sunrise Blvd
                  Exhibit 31        Section 302 Certification
                  Exhibit 32        Section 906 Certification

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Intelligent Motor Cars Group, Inc.
Dated: April 28, 2004

                                             By: /s/ Gerald Scalzo
                                                 -------------------------------
                                                 Gerald Scalzo, CEO / Acting CFO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                                                         DATE
         ---------                          -----                                                         ----

         /s/ Gerald Scalzo                  Chairman of the Board, President, CEO, Acting CFO             April 28, 2004
         ---------------------------        -------------------------------------------------             --------------
         Gerald Scalzo                      Title


         /s/ Michael Magolnick              Vice President, Chief Operating Officer, Director             April 28, 2004
         ---------------------------        -------------------------------------------------             --------------
         Michael Magolnick                  Title


         /s/ Harvey Judkowitz               Chairman of the Audit Committee, Director                     April 28, 2004
         ---------------------------        -----------------------------------------                     --------------
         Harvey Judkowitz                   Title

EXHIBIT INDEX

                  Exhibit 3.1       Certificate of Incorporation was filed
                                    as an exhibit to the Company's Form SB-2
                                    filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
                  Exhibit 3.2       Certificate of Amendment to the
                                    Certificate of Incorporation was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 3.3       Articles of Incorporation for
                                    Intelligent Motor Cars, Inc. was filed as an exhibit to the Company's Form 10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
                  Exhibit 3.4 By-Laws was filed as an exhibit to the Company's Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
                  Exhibit 3.5       Audit Committee By-Laws
                  Exhibit 10.1 Agreement and Plan of Share Exchange among Harrison Holdings, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                                    February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 10.2 Line of Credit Agreement between the Company and Dealer Financial Services
                  Exhibit 10.3 Employment Agreement between the Company and Tom Jacobs
                  Exhibit 10.4      Property Lease for 1600 W. Sunrise Blvd
                  Exhibit 10.5      Property Lease for 1650 W. Sunrise Blvd
                  Exhibit 31        Section 302 Certification
                  Exhibit 32        Section 906 Certification