Form 10KSB/A
period 2003-12-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-05-03
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
         Item 15. Principal Accountant Fees and Services
         SIGNATURES

         CERTIFICATION

         EXHIBIT INDEX

         Exhibit 3.1       Articles of Incorporation
         Exhibit 3.2       Corporate By Laws
         Exhibit 3.3       Audit Committee By-Laws
         Exhibit 10.1      DFS Line of Credit Agreement
         Exhibit 10.2      Tom Jacobs Employment Agreement
         Exhibit 10.3      Property Lease for 1600 W. Sunrise Blvd
         Exhibit 10.4      Property Lease for 1650D W. Sunrise Blvd
         Exhibit 99.1      Section 906 Certification
         Exhibit 99.2      Section 302 Certification

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

                  Headquartered in Fort Lauderdale, Florida, IMCG employs approximately ten people (full-time as of 12/31/03) in its three locations - 1600 W. Sunrise Blvd., Fort Lauderdale, Florida, 1650D W. Sunrise Blvd., Fort Lauderdale, Florida, and 847 N. Andrews Avenue, Fort Lauderdale, Florida. In addition to its primary business, the Company maintains a diverse partner network that includes auto dealers, wholesalers and finance companies throughout the Southeast United States.

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


         o Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a buy-here/pay-here used car business and is a focal point for store level and general office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Much of sales management's incentive compensation is tied directly to collection results. The Company has been very successful with its collection techniques and is experiencing a very low payment delinquency rate. As of December 31, 2003, the Company's repossession rate was less than 2% and the payment delinquency rate was less than 1%. Although there is no assurance that these rates can and will continue at such low levels, the Company is very focused on its collection efforts to keep these rates under control.


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


ITEM 2.  PROPERTIES

                  As of December 31, 2003 the Company leased all of its facilities, including the HQ location, the wholesale storage location and the reconditioning facility. These facilities are all located in Fort Lauderdale, Florida. The HQ location is a one-half acre property with a 2000 square foot building at 1600 West Sunrise Blvd, Fort Lauderdale, Florida. The wholesale storage location is a 1/4 acre property located at 847 N. Andrews Avenue in Fort Lauderdale, Florida and the reconditioning facility is part of a 5000 square foot building located at 1650D West Sunrise Blvd in Fort Lauderdale, Florida.

                  The location at 1600 is rented pursuant to a five-year lease with renewal options from an unaffiliated third party. The Company pays $5,538.50/month for this space. The location at 847 Andrews is rented from an unaffiliated third party on a month-to-month basis with no formal lease. The Company pays $2,500/month for this location. The location at 1650D is rented under a lease with the same terms as the 1600 property. The Company pays $2,131/month for this location that houses the mechanic/service/reconditioning department.


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

                  In April 2003 the Company sold 203,663 shares through a subscription agreement from prices from $1.30 to $1.50 per share. Total proceeds received from this issuance amounted to $290,000.


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


         REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         CONSOLIDATED BALANCE SHEET
         CONSOLIDATED STATEMENTS OF OPERATIONS
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         CONSOLIDATED STATEMENTS OF CASH FLOWS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Intelligent Motor Cars Group, Inc.


We have audited the accompanying balance sheet of Intelligent Motor Cars Group, Inc. (d/b/a Sun Auto Leasing and Sales) as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                      /s/ Berkovits, Lago & Company, LLP
                                      ----------------------------------
                                     Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
April 9, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Intelligent Motor Cars, Inc.

We have audited the accompanying statements of operations, stockholders' deficiency and cash flows of Intelligent Motor Cars, Inc. (d/b/a Sun Auto Leasing and Sales) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the results of operations and cash flows of Intelligent Motor Cars, Inc. (d/b/a Sun Auto Leasing and Sales) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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
                                                                   ===========

The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                            2003            2002
                                                        ------------    ------------
Net sales                                               $  7,352,574    $ 18,972,392
Cost of sales                                              7,077,604      18,353,957
                                                        ------------    ------------
      Gross profit                                           274,970         618,435

Expenses:
   Officers  compensation                                    123,288       2,350,075
   Selling, general and administrative                     1,012,190         528,083
   Write off of notes receivable-stockholders arising
       from advances against future commissions                   --         162,617
                                                        ------------    ------------
      Total operating expenses                             1,135,478       3,040,775
                                                        ------------    ------------

Loss from operations before other expenses                  (860,508)     (2,422,340)

Other expenses                                              (148,602)       (183,500)
                                                        ------------    ------------
Net loss                                                $ (1,009,110)   $ (2,605,840)
                                                        ============    ============


Loss per share of common stock
    outstanding-basic and fully diluted                 $      (0.07)   $       (.18)
                                                        ============    ============

Weighted-average number of shares
    outstanding - basic and fully diluted                 13,469,036      14,538,000
                                                        ============    ============


The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                          ADDITIONAL       ACCUMU-
                                                                 NUMBER OF    COMMON        PAID-IN        LATED
                                                                  SHARES       STOCK        CAPITAL        DEFICIT         TOTAL
                                                                ----------    --------    -----------    -----------    -----------
December 31, 2001                                                      500    $    500    $     1,971    $  (225,806)   $  (223,335)

        Stock-based compensation arising from
        transfer of stockholders common stock                           --          --      2,250,000             --      2,250,000

        Stockholder distributions                                       --          --             --       (250,000)      (250,000)

        Net loss for the year                                           --          --             --     (2,605,840)    (2,605,840)
                                                                ----------    --------    -----------    -----------    -----------

December 31, 2002                                                      500         500      2,251,971     (3,081,646)      (829,175)


        To combine IMCG with IMC under the reverse
        acquisition method of business combinations             28,038,000      28,038        (32,938)            --         (4,900)

        Issuance of 10,000,000 shares of IMCG common stock
        to former share holders of IMC in exchange for their
        500 shares of common stock                               9,999,500       9,500         (9,500)            --             --

        Return of 23,500,000 shares of Harrison Holdings
        common stock prior to the acquisition with par value
        at $0.001 per share                                    (23,500,000)    (23,500)        23,500             --             --

        Sale of 203,663 shares pursuant to a subscription
        agreement at a price of $1.30 to $1.50 per share           203,663         204        289,796             --        290,000

        Issuance of 255,717 shares to settle
        notes payable and related interest                         255,717         255        394,745             --        395,000

        Issuance of 10,450 shares to delay interest
        payments on notes payable                                   10,450          11         10,439             --         10,450

        Issuance of 5,000 shares for services                        5,000           5         18,745             --         18,750

        Issuance of 10,000 shares for services                      10,000          10          9,990             --         10,000


        Return of 208,000 shares to treasury and retired          (208,000)       (208)           208             --             --


        Net loss for the year                                           --          --             --     (1,009,110)    (1,009,110)
                                                                ----------    --------    -----------    -----------    -----------

December 31, 2003                                               14,814,830    $ 14,815    $ 2,956,956    $(4,090,756)   $(1,118,985)
                                                                ==========    ========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                                   2003           2002
-------------------------------------                                -----------    -----------
Net loss                                                             $(1,009,110)   $(2,605,840)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
       - Depreciation                                                     23,947         12,798
       - Provision for doubtful accounts                                  (2,000)        49,000
       - Stock issued as payment for compensation and services            28,750      2,250,000
       - Stock issued to delay interest payment                           10,450             --
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                         227,046        504,588
             Notes receivable                                           (772,198)            --
             Inventory                                                  (100,534)       408,331
             Other assets                                                 (4,481)        (7,753)
          Increase (decrease) in:
             Accounts payable and accrued expenses                       460,635       (483,871)
             Changes in deferred compensation                            100,000             --
             Liabilities assumed on combination                           (4,900)            --
                                                                     -----------    -----------
               Net cash (used in) provided by operating activities    (1,042,395)       127,253
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of property and equipment                                (123,192)       (47,361)
                                                                     -----------    -----------
               Net cash used in investing activities                    (123,192)       (47,361)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from floor plan loans                                      1,081,964             --
   Payments on floor plan loans                                          (11,141)            --
   Payments on stockholder loans payable                                (260,576)      (142,406)
   Proceeds from stockholder loans payable                                    --         21,957
   Proceeds from notes                                                    11,147        477,657
   Payment on notes                                                      (43,432)       (89,000)
   Proceeds from notes payable - related parties                         142,406         16,000
   Payments on notes payable - related party                                  --       (140,900)
   Distribution to stockholders                                               --       (250,000)
   Proceeds from issuance of common stock                                265,000             --
                                                                     -----------    -----------
               Net cash provided by (used in) financing activities     1,185,368       (106,692)
                                                                     -----------    -----------


NET CHANGE IN CASH                                                        19,781        (26,800)
CASH, BEGINNING OF YEAR                                                   38,912         65,712
                                                                     -----------    -----------
CASH, END OF YEAR                                                    $    58,693    $    38,912
                                                                     ===========    ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                        $    90,641    $   208,851
                                                                     ===========    ===========
Non-cash investing and financing activities:
     Vehicle acquired through stockholder note payable               $        --    $    38,940
                                                                     ===========    ===========

    Notes and interest converted to stock                            $   692,450    $        --

Stock issued for notes and interest                                     (692,450)            --
                                                                     -----------    -----------
                                                                     $        --    $        --
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

                  Headquartered in Fort Lauderdale, Florida, IMCG employs approximately ten people in its three locations - 1600 W. Sunrise Blvd., Fort Lauderdale, Florida, 1650D W. Sunrise Blvd., Fort Lauderdale, Florida, and 847 N. Andrews Avenue, Fort Lauderdale, Florida. In addition to its primary business, the Company maintains a diverse partner network that includes auto dealers, wholesalers and finance companies throughout the Southeast United States.

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

e)       Inventory
         ---------


                  Inventory, which is comprised of used motor vehicles held for sale, is stated at the lower of cost or market, with cost determined using a specific identification method. Inventory costs include direct reconditioning costs.


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

i)       Financial Instruments
         ---------------------


                  Financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantee of debt. There were no derivative financial instruments at December 31, 2003. The carrying values of these financial instruments approximate their fair market value as of December 31, 2003.


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

         (b) Floor Plan Notes-Finance Companies


             Borrowings under floor plan credit facilities of
             $200,000 from two finance companies. These facililties
             bear interest from 4.5 APR to 2% above prime rate.
             Principal and interest is paid as the underlying
             vehicle is sold plus a fee of up to $65 per vehicle.
             Collateralized by specific vehicles and personally
             guaranteed by the majority stockholder and CEO.
                                                                         122,656


         (c) Floor Plan Notes-Financial institution


             Borrowings under credit facility of $50,000 from a
             financial institution. Interest at 6% APR, monthly
             principal due on demand. Guaranteed by the majority
             stockholder and CEO.
                                                                          49,854
                                                                      ----------
                                                                      $1,274,535
                                                                      ==========


NOTE 9:  LONG -TERM DEBT, NET OF CURRENT PORTION
-------  ---------------------------------------

                  Long-term debt, net of current portion consists of the following at December 31, 2003:

             6 3/8% term note payable to financial institution,
             collateralized by vehicle. Due in monthly payments
             of $599 through August 2007                                $ 28,892

             Lease obligations, due to financial institutions,
             collateralized by telephone equipment                         2,757


             15% demand notes due to private investors,
             collateralized by automobile titles                         279,034
                                                                        --------
                                                                         310,683
             Less: Current portion                                       284,507
                                                                       ---------
             Long-term debt, net of current portion                     $ 26,176
                                                                        ========



                  As at December 31, 2003 the aggregate maturities of long-term debt are as follows:

                                  YEAR                                AMOUNT
                                  ----                                ------
                                  2004                              $ 284,507
                                  2005                                  6,795
                                  2006                                  7,179
                                  2007                                  6,669
                                  2008                                  5,533
                                                                    ---------
                                  Total                              $310,683
                                                                     ========

NOTE 10: COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

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


                  In 2002, the Company had sales to entities related to a stockholder of $457,000 and purchases from these entities of $290,000.



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

REPORT ON REPRICING OF OPTIONS
------------------------------

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------


                  The following table sets forth as of April 15, 2004 the ownership of common stock by persons who own beneficially more than 5% of the outstanding shares of the Company's common stock:

                   Name and Address         Amount and Nature of     Percent of
Title of Class    of Beneficial Owner      Beneficial Ownership(1)    Class(2)
--------------    -------------------      -----------------------   ----------
Common            Gerald Scalzo
                  1600 W. Sunrise Blvd.
                  Fort Lauderdale, FL 33311       8,534,000(3)         57.60%
----------
(1) All shares are beneficially owned directly by the listed individual
(2) Percentages are calculated based upon approximately 14,814,830 shares issued and outstanding on April 15, 2004.
(3) Mr. Scalzo, the Company's President, Chief Executive Officer, Acting Chief financial Officer and Chairman of the Board, received 8,500,000 shares in connection with the Acquisition on February 5, 2003. The share amount also includes 285,000 shares transferred to Mr. Scalzo by a former shareholder for no consideration in June 2003. This share amount does not include an aggregate of 251,000 shares gifted by Mr. Scalzo between July 2003 and March 2004 to five non-affiliates for no financial consideration.


         (b)      SECURITY OWNERSHIP OF MANAGEMENT
                  --------------------------------


                   Name and Address         Amount and Nature of     Percent of
Title of Class    of Beneficial Owner      Beneficial Ownership(1)    Class(2)
--------------    -------------------      -----------------------   ----------
Common            Gerald Scalzo                   8,534,000(3)         57.60%
                  1600 W. Sunrise Blvd.
                  Fort Lauderdale, FL 33311



Common            Michael Magolnick                 185,000(4)           1.3%
                  1600 W. Sunrise Blvd.
                  Fort Lauderdale, FL 33311


Common            Harvey Judkowitz                   12,501(5)              *
                  10220 SW 174th Street
                  Miami, FL 33176

Officers and Directors                            8,731,501             58.9%
as a Group  (3 persons)
----------
* Less than 1%

(1) All of the shares are beneficially owned directly by the listed individual.
(2) Percentages are calculated based upon 14,814,830 shares issued and outstanding on April 15, 2004.
(3) Mr. Scalzo, the Company's President, Chief Executive Officer, Acting Chief financial Officer and Chairman of the Board, received 8,500,000 shares in connection with the Acquisition on February 5, 2003. The share amount also includes 285,000 shares transferred to Mr. Scalzo by a former shareholder for no consideration in June 2003. This share amount does not include an aggregate of 251,000 shares gifted by Mr. Scalzo between July 2003 and March 2004 to five non-affiliates for no financial consideration.
(4) Mr. Magolnick, the Company's Vice President, Chief Operating Officer and a director, received 250,000 shares in connection with the Acquisition in February 2003 and an aggregate of 5,000 shares pursuant to a Board resolution in April 2003. This share amount does not include an aggregate of 70,000 shares that were gifted to six non-affiliates between February 2003 and March 2004 for no financial consideration.
(5) Mr. Judkowitz receives 4,167 shares per month for each month he serves as Chairman of the Audit Committee of the Board. He was appointed as a director and Chairman of the Audit Committee in January 2004. As of March 31, 2004 he is entitled to an aggregate of 12,501 shares. All shares are issued to him in January of the following year. He will be issued the shares for fiscal 2004 in January 2005.


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

                  Exhibit 10.1 Agreement and Plan of Share Exchange among Harrison Holdings, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                                    February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 10.2 Line of Credit Agreement between the Company and Dealer Financial Services
                  Exhibit 10.3 Employment Agreement between the Company and Tom Jacobs
                  Exhibit 10.4      Property Lease for 1600 W. Sunrise Blvd
                  Exhibit 10.5      Property Lease for 1650D W. Sunrise Blvd
                  Exhibit 31        Section 302 Certification
                  Exhibit 32        Section 906 Certification

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
         Harvey Judkowitz                   Title

EXHIBIT INDEX


                  Exhibit 3.1       Certificate of Incorporation was filed
                                    as an exhibit to the Company's Form SB-2
                                    filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
                  Exhibit 3.2       Certificate of Amendment to the
                                    Certificate of Incorporation was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 3.3       Articles of Incorporation for
                                    Intelligent Motor Cars, Inc. was filed as an exhibit to the Company's Form 10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
                  Exhibit 3.4 By-Laws was filed as an exhibit to the Company's Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
                  Exhibit 3.5       Audit Committee By-Laws
                  Exhibit 10.1 Agreement and Plan of Share Exchange among Harrison Holdings, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                                    February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
                  Exhibit 10.2 Line of Credit Agreement between the Company and Dealer Financial Services
                  Exhibit 10.3 Employment Agreement between the Company and Tom Jacobs
                  Exhibit 10.4      Property Lease for 1600 W. Sunrise Blvd
                  Exhibit 10.5      Property Lease for 1650D W. Sunrise Blvd
                  Exhibit 31        Section 302 Certification
                  Exhibit 32        Section 906 Certification