Form 10QSB
period 2004-03-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-05-18
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                          Commission File No. 333-88952


                       INTELLIGENT MOTOR CARS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                 FLORIDA                                  74-3022293
       (State or other jurisdiction                    (I.R.S. Employer
           of incorporation)                          Identification No.)

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

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at May 11, 2004 was 14,824,830.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
                                                                        2004           2003
                                                                    -----------     -----------
Current Assets:
      Cash                                                          $    77,390     $    58,693
      Accounts receivable, net                                           57,107         148,446
      Current portion of notes receivable                               614,286         347,489
      Inventories                                                       353,817         361,565
                                                                    -----------     -----------
           Total current assets                                       1,102,600         916,193

Notes receivable, net of current portion                                814,286         424,709
Property and equipment, net                                             176,332         181,921
Other assets                                                             19,284          14,862
                                                                    -----------     -----------
           Total assets                                             $ 2,112,502     $ 1,537,685
                                                                    ===========     ===========

           Liabilities and stockholders' deficiency

Current liabilities
      Notes payable:
           Floor plan notes - related party                         $   809,180     $ 1,102,025
           Floor plan notes - finance companies                         142,876         122,656
           Line of credit - financial institution                        49,854          49,854
      Accounts payable and accrued liabilities                          580,914         251,713
      Accounts payable - related party                                  907,334         519,739
      Accrued officer compensation                                      325,000         300,000
      Current portion of long term debt                                 288,173         284,507
                                                                    -----------     -----------
           Total current liabilities                                  3,103,331       2,630,494

Long-term debt, net of current portion                                   25,431          26,176
                                                                    -----------     -----------
           Total liabilities                                          3,128,762       2,656,670

Stockholders' Deficiency
      Common stock - $.001 par value 100,000,000 shares
            authorized, 14,824,830 shares issued and outstanding         14,825          14,815
      Additional paid - in capital                                    2,964,446       2,956,956
      Deficit                                                        (3,995,531)     (4,090,756)
                                                                    -----------     -----------
           Total stockholders' deficiency                            (1,016,260)     (1,118,985)
                                                                    -----------     -----------
           Total liabilities and stockholders' deficiency           $ 2,112,502     $ 1,537,685
                                                                    ===========     ===========

     See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 2004  March 31, 2003
                                                   ------------    ------------


Net Sales                                          $  2,109,512    $  2,368,021
                                                   ------------    ------------

Costs and Expenses
       Cost of sales - purchase of automobiles        1,495,744       1,987,495
       Cost of sales - other                            352,276         304,274
       Officers' compensation                            29,000          38,000
       Corporate reorganization costs                        --         307,813
       Selling, general and administrative              204,926         115,781
                                                   ------------    ------------
                                                      2,081,946       2,753,363

Income (loss) from operations                            27,566        (385,342)

Other income (expense), Net                              67,659         (11,889)
                                                   ------------    ------------

Income (loss) before taxes                               95,225        (397,231)

Income taxes                                                 --              --
                                                   ------------    ------------

Net income (loss)                                  $     95,225    $   (397,231)
                                                   ============    ============

Net Income per common share - basic and diluted    $       0.01    $      (0.03)
                                                   ============    ============

Weighted average shares used to calculate net
     income per common share                         13,471,063      14,538,000
                                                   ============    ============

         See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months
                                                                             ended March 31,  December 31,
Cash Flows from Operating Activities:                                             2004           2003
                                                                              -----------     -----------

Net income (loss)                                                             $    95,225     $(1,009,110)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
           - Depreciation                                                           9,503          23,947
           - Provision for doubtful accounts                                       (9,356)         (2,000)
           - 10,000 shares issued as payment for compensation and services          7,500          28,750
           - Stock issued to delay interest payment                                    --          10,450
           Changes in operating assets and liabilities
                 (Increase) decrease in:
                     Accounts receivable                                          100,693         227,046
                     Notes receivable                                            (656,374)       (772,198)
                     Inventory                                                      7,747        (100,534)
                     Other assets                                                  (4,422)         (4,481)
                     Accounts payable and accrued expenses                        707,238         460,635
                     Changes in deferred compensation                              25,000         100,000
                     Liabilities assumed on combination                                --          (4,900)
                                                                              -----------     -----------

                       Net cash provided by (used in) operating activities        282,754      (1,042,395)
                                                                              -----------     -----------

Cash Flows from Investing Activities:
      Acquisitions of property and equipment                                       (3,914)       (123,192)
                                                                              -----------     -----------
                      Net cash used in investing activities                        (3,914)       (123,192)
                                                                              -----------     -----------

Cash Flows from Financing Activities:
      Proceeds from floor plan loans                                               48,355       1,081,964
      Payments on floor plan loans                                                (18,575)        (11,141)
      Payments on stockholder loans payable                                            --        (260,576)
      Proceeds from notes                                                           2,922          11,147
      Payment on notes                                                                 --         (43,432)
      Proceeds from notes payable - related parties                                    --         142,406
      Payments on notes payable - related party                                  (292,845)             --
      Proceeds from issuance of common stock                                           --         265,000
                                                                              -----------     -----------
                     Net cash (used in) provided by financing activities         (260,143)      1,185,368
                                                                              -----------     -----------

Net change in cash                                                                 18,697          19,781
Cash, beginning of period                                                          58,693          38,912
                                                                              -----------     -----------

Cash, end of period                                                           $    77,390     $    58,693
                                                                              ===========     ===========
Supplemental disclosure of cash flow information
      Cash paid during the period for interest                                $    16,729     $    90,641
                                                                              ===========     ===========

Non-cash financing activities:
         Notes and interest converted to stock                                $        --     $   692,450
         Stock issued for notes and interest                                           --        (692,450)
                                                                              -----------     -----------
                                                                              $        --     $        --
                                                                              ===========     ===========

         See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1.  BASIS OF PRESENTATION
-------  ---------------------

            The accompanying unaudited consolidated condensed financial statements at March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2004 and results of operations for three months and ended March 31, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed on April 30, 2004 and amended on May 4, 2004. Certain amounts in prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.


NOTE 2.  LOSS PER SHARE
-------  --------------

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


NOTE 3.  GOING CONCERN
-------  -------------

            The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the three months ended March 31, 2004 the Company reported a net profit of $95,000. However for the year ended December 31, 2003, the Company suffered net losses of approximately $1,000,000. The Company's consolidated balance sheet as of March 31, 2004 reflects negative working capital and a stockholders' deficiency of approximately $1,000,000. Even though the Company did report positive earnings for two consecutive quarters (Q4 2003 & Q1 2004), these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         In February 2003, the Company entered into a share exchange transaction with an entity, which is subject to the registration and reporting requirements of the Securities and Exchange Commission. This transaction required significant management and financial resources on the part of the Company in connection with the acquisition and subsequent assimilation of the two entities. This caused the Company to have fewer resources, including working capital and management time, to commit to operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to continue its operations and become profitable include the following:

         In general, it is the Company's objective to continue to expand its used car operations by launching several Buy-Here/Pay-Here car lots as well as implementing its floor planning (dealer-to-dealer financing) service. Management believes this would allow the Company to execute its business plan and achieve its revenue projections by providing working capital for inventory and floor planning activities.

         The Company's business strategy will focus on several key initiatives:

         o Steady Growth. The Company intends to expand its operations by increasing sales at existing locations and opening new locations as well as acquiring other dealer locations. It is the Company's objective, if it is successful in obtaining the necessary financing as to which no assurances are given, to open and/or acquire at least one to two new locations each year beginning in fiscal 2005. In addition, the Company plans to continue working on wholesale sales to generate additional revenues although that is not expected to be its primary business.

         o Selling Basic Vehicles. The Company will continue to primarily focus on selling basic and affordable vehicles to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during the first quarter 2004 averaged $7,000, which has been consistent over the past few quarters. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (generally less than 24 months), and the customer is more able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to create a market niche generally ignored by its larger competitors.

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


NOTE 4.  RELATED PARTY TRANSACTIONS
-------  --------------------------

         In 2004 and in 2003, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and these notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements.

         During the first quarter of 2004, the Company leased personnel from a related party company. The Company paid a total of $8,710 for these services during this quarter.


NOTE 5.  COMMON STOCK
-------  ------------

         In January 2004, the Board of Directors authorized the issuance of 10,000 shares of restricted common stock to the Company's new Controller in accordance with his employment agreement. The Company recorded compensation of $7,500 associated to the issuance of these shares.

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

RESULTS OF OPERATION

            For the first quarter of 2004, the Company reported a net profit of $95,000 or $0.01 per share on approximately $2.1 million in revenues compared to a loss of ($397,000) or ($0.03) per share on approximately $2.4 million in revenues for the same period in 2003. The Company spent much of the first three quarters of 2003 migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. Of the approximately $2.1 million in revenues for the first quarter of 2004, approximately $1.3 million was in retail sales and approximately $800,000 was in wholesale sales. This is in contrast to the comparable quarter in 2003, when substantially all of the revenues were attributable to wholesale sales. The Company's cost of goods sold was approximately $1.8 million during the first quarter of 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $2.3 million.

            Selling, general and administrative expenses for the quarter ended March 31, 2004 was approximately $205,000 as compared to approximately $115,000 for the same period in 2003, reflecting an increase of approximately 80% in the first quarter of 2004. The increase in 2004 is due mainly to the increase in administrative payroll, contract labor for the office and the increase of professional and consulting fees.

            Total assets at March 31, 2004 were approximately $2.1 million as compared to approximately $1.5 million at December 31, 2003. A key contributing factor to the increase in assets is the increase in the Company's consumer financing business. Overall, the Company's notes receivables from consumer financing increased by more than $650,000 during the first quarter of 2004. In addition, stockholder's deficiency decreased by more than $100,000 during the first quarter.

            For the three months ended March 31, 2003, the Company reported corporate reorganization costs of $307,000 associated with the move into the public market during that first quarter of 2003. Those reorganization costs included professional service fees and fees associated with the acquisition of the public shell. The Company did not have any reorganization-related costs in the first quarter of 2004.

            Other income (expense), Net for the quarter ended March 31, 2004 increased to more than $67,000 due to our new Buy Here, Pay Here financing for notes receivable. This compares to a loss of ($12,000) for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         On a given business day, the Company has a positive or negative cash flow of up to $100,000 based on collections and accounts payable. Officers and key employees of the Company have been paid a minimal salary and have been issued stock in lieu of cash for compensation. Management expects to increase salaries for the officers and key employees to a reasonable level upon receiving additional financing. No assurance can be given that any financing, whether through conventional financing sources or through the sale of Company securities on a private placement basis, will be realized or available to the Company on satisfactory terms. In addition, management believes that the Company has sufficient cash flow to meet our minimum operating costs and very limited expansion costs for the next 12 months. However, to continue our more aggressive plan during the next 12 months and beyond, which we will need to raise a minimum of $2 million in additional financing from the sale of our securities, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out these expansion plans but there is a risk that we may not secure the necessary funding which will have a material adverse impact on our ability to expand the Company's business.


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

                           PART II. OTHER INFORMATION


ITEM 1.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         31.1 Certifications of the Chief Executive Officer and Acting Chief Financial Officer and pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

 No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: May 18, 2004

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:      /s/ Gerald Scalzo
         ----------------------------------------------------------
         Gerald Scalzo
         Chief Executive Officer and Acting Chief Financial Officer Without Prejudice 1-207