Form 10QSB
period 2004-06-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-08-19
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2004


                          Commission File No. 333-88952


                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       FLORIDA                                                 74-3022293
       -------                                                 ----------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation)                                          Identification No.)


                1600 WEST SUNRISE BLVD, FORT LAUDERDALE, FL 33311
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 462-0500
                                 --------------
                           (Issuer's telephone number)


                   * * * * * * * * * * * * * * * * * * * * * *

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days: YES [X]. NO [ ].

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at June 30, 2004 was 14,824,830.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Intelligent Motor Cars Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                      June 30,       December 31,
                                                                        2004             2003
                                                                    -----------      -----------
Current Assets:
      Cash                                                          $    (5,338)     $    58,693
      Accounts receivable, net                                           67,346          148,446
      Current portion of notes receivable                               693,454          347,489
      Inventories                                                       361,348          361,565
                                                                    -----------      -----------
           Total current assets                                       1,116,810          916,193

Notes receivable, net of current portion                                739,302          424,709
Property and equipment, net                                             197,782          181,921
Other assets                                                             20,279           14,862
                                                                    -----------      -----------
           Total assets                                             $ 2,074,173      $ 1,537,685
                                                                    ===========      ===========

           Liabilities and stockholders' deficiency

Current liabilities
      Notes payable:
           Floor plan notes - related party                         $   840,802      $ 1,102,025
           Floor plan notes - finance companies                           3,138          122,656
           Line of credit - financial institution                        49,854           49,854
      Accounts payable and accrued liabilities                          939,028          251,713
      Accounts payable - related party                                  732,383          519,739
      Accrued officer compensation                                      325,000          300,000
      Current portion of long term debt                                 288,772          284,507
                                                                    -----------      -----------
           Total current liabilities                                  3,178,977        2,630,494

Long-term debt, net of current portion                                   25,576           26,176
                                                                    -----------      -----------
           Total liabilities                                          3,204,554        2,656,670

Stockholders' Deficiency
      Common stock - $.001 par value 100,000,000 shares
           authorized, 14,824,830 shares issued and outstanding          14,825           14,815
      Additional paid - in capital                                    2,964,446        2,956,956
      Deficit                                                        (4,109,651)      (4,090,756)
                                                                    -----------      -----------
           Total stockholders' deficiency                            (1,130,380)      (1,118,985)
                                                                    -----------      -----------
           Total liabilities and stockholders' deficiency           $ 2,074,173      $ 1,537,685
                                                                    ===========      ===========

         See accompanying notes to consolidated financial statements.

                Intelligent Motor Cars Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                           Six Months        Six Months       Three Months      Three Months
                                                             Ended             Ended              Ended            Ended
                                                          June 30, 2004     June 30, 2003     June 30, 2004    June 30, 2003
                                                          -------------     -------------     -------------    -------------
Net Sales                                                  $  3,433,130      $  4,111,014      $  1,323,867      $  1,742,982
                                                           ------------      ------------      ------------      ------------

Costs and Expenses
          Cost of sales - purchase of automobiles             2,571,501         3,708,755         1,075,757         1,721,259
          Cost of sales - other                                 625,614           371,239           273,338            64,108
          Stock based compensation                                   --           131,441                --           131,441
          Officers' compensation                                 53,784            73,288            24,784            35,288
          Corporate reorganization costs                             --           438,742                --           130,929
          Selling, general and administrative                   340,294           210,399           135,617           114,716
                                                           ------------      ------------      ------------      ------------
                                                              3,591,193         4,933,864         1,509,496         2,197,741

Loss from operations                                           (158,063)         (822,850)         (185,629)         (454,759)

Other income (expense), Net                                     139,169           (57,230)           71,510           (28,091)
                                                           ------------      ------------      ------------      ------------

Loss before taxes                                               (18,894)         (880,080)         (114,119)         (482,850)

Income taxes                                                         --                --                --                --
                                                           ------------      ------------      ------------      ------------
Net loss                                                   $    (18,894)     $   (880,080)     $   (114,119)     $   (482,850)
                                                           ============      ============      ============      ============

Net loss per common share - basic and diluted              $       0.00      $      (0.06)     $      (0.01)     $      (0.03)
                                                           ============      ============      ============      ============

Weighted average shares used to calculate net
          loss per common share                              14,862,731        14,792,993        14,862,731        14,538,000
                                                           ============      ============      ============      ============

           See accompanying notes to consolidated financial statements

                Intelligent Motor Cars Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                              Six months       Six months
                                                            Ended June 30,    Ended June 30,
Cash Flows from Operating Activities:                           2004              2003
                                                            --------------   --------------
Net loss                                                      $ (18,894)     $(880,080)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  - Depreciation                                                 19,006          7,500
  - Provision for doubtful accounts                             (17,650)        39,500
  - Stock issued as payment for compensation and services         7,500        131,441
  Changes in operating assets and liabilities
        (Increase) decrease in:
            Accounts receivable                                 102,495        150,111
            Notes receivable                                   (660,559)            --
            Inventory                                               217         60,494
            Other assets                                         (9,162)        (2,307)
            Accounts payable and accrued expenses               101,471        (70,052)
            Changes in deferred compensation                     25,000             --
                                                              ---------      ---------

              Net cash used in operating activities            (450,576)      (563,393)

Cash Flows from Investing Activities:
 Acquisitions of property and equipment                         (34,868)       (39,493)
                                                              ---------      ---------
             Net cash used in investing activities              (34,868)       (39,493)

Cash Flows from Financing Activities:
 Deposit received on stock issuance                                  --         18,605
 Payments of floor plan loans                                   (49,571)       (95,136)
 Proceeds from notes                                              3,666             --
 Payment on notes                                                  (599)            --
 Proceeds from notes payable - related parties                  467,917        595,849
 Proceeds from issuance of common stock                              --        286,995
                                                              ---------      ---------
                Net cash provided by financing activities       421,413        556,191

Net change in cash                                              (64,031)       (46,689)
Cash, beginning                                                  58,693         50,186
                                                              ---------      ---------
Cash, Ending                                                  $  (5,338)     $   3,497
                                                              =========      =========

          See accompanying notes to consolidated financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1.  BASIS OF PRESENTATION
-------  ---------------------

         The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2004 and the results of operations for three months and six months ended June 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed on April 30, 2004 and amended on May 4, 2004. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.

NOTE 2.  LOSS PER SHARE
-------  --------------

         The Company computes loss per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted loss per share. Historical basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per common share has not been presented, as there were no options or warrants granted or convertible preferred stock outstanding.

NOTE 3.  GOING CONCERN
-------  -------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the six months ended June 30, 2004 and year ended December 31, 2003 the Company reported net losses of approximately $19,000 and $1,000,000 respectively.. The Company's consolidated balance sheet at June 30, 2004 reflects negative working capital and a stockholders' deficiency of approximately $1,000,000. These factors amongst others raise substantial doubt about the Company's ability to continue as a going concern.

         In February 2003, the Company entered into a share exchange transaction with an entity, which is subject to the registration and reporting requirements of the Securities and Exchange Commission. This transaction required significant management and financial resources on the part of the Company in connection with the acquisition and subsequent assimilation of the two entities. This caused the Company to have fewer resources, including working capital and management time, to commit to operations. These conditions also raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to continue expanding its used car operations by launching several Buy-Here/Pay-Here car lots as well as implementing its floor planning (dealer-to-dealer financing) service. Management believes this would allow the Company to execute its business plan, achieve its revenue projections ,and provide working capital for inventory and floor planning activities.

         The Company's business strategy will focus on the following key initiatives:

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

         o Selling Basic Vehicles. The Company will continue to primarily focus on selling basic and affordable vehicles to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during fiscal 2003 and through the first two quarters of 2004 averaged $7,000. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (generally less than 24 months), and the customer is more able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to create a market niche generally ignored by its larger competitors.

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

NOTE 4.  RELATED PARTY TRANSACTIONS
-------  --------------------------

         In 2004 and in 2003, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements.

NOTE 5.  COMMON STOCK
-------  ------------

         In January 2004, the Board of Directors authorized the issuance of 10,000 shares of restricted common stock to the Company's new Controller in accordance with his employment agreement. The Company reported a one-time charge of $7,500 associated with the issuance.

NOTE 6.  LEGAL PROCEEDINGS
-------  -----------------

         A former employee is seeking arbitration over a sales commission. If the issue is not resolved it may become a legal matter. Management does not believe that any legal proceedings will have an adverse affect on the Company.

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

         Fiscal year 2003 was a big turning point for the Company. Much of the first three quarters was spent migrating the business model from dealer-to-dealer wholesale sales to buy-here/pay-here retail sales and consumer vehicle financing. In September 2003, the Company launched its first retail dealership in at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2003, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2004. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained.

         Overall, as shown below, the Company has been successful in executing its business plan for and expects to continue the execution of its business plan, which includes the expansion of all of its sales and financing divisions. It is management's projection that this strategic execution will enable the Company to report gross sales for the year ending December 31, 2004 equal to or greater than the comparable period in 2003 although no assurance can be given that this will occur.

RESULTS OF OPERATION

         For the second quarter of 2004, the Company reported a net loss of $114,119 or $0.01 per share on approximately $1.3 million in revenues compared to a loss of $482,850 or $0.03 per share on approximately $1.7 million in revenues for the same period in 2003. The Company spent much of the first three quarters of 2003 migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. Of the approximately $1.3 million in revenues for the second quarter of 2004, approximately $668,000 was in retail sales and approximately $632,000 was in wholesale sales. This is in contrast to the comparable quarter in 2003, when substantially all of the revenues were attributable to wholesale sales. The Company's cost of goods sold was approximately $1.3 million during the second quarter of 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $1.8 million.

         Selling, general and administrative expenses for the quarter ended June 30, 2004 was approximately $136,000 as compared to approximately $115,000 for the same period in 2003, reflecting an increase of approximately 18% in the second quarter of 2004. The increase in 2004 is due mainly to the increase in administrative payroll, contract labor for the office and the increase of professional and consulting fees.

         Total assets at June 30, 2004 were approximately $2.1 million as compared to approximately $1.5 million at December 31, 2003. A key-contributing factor to the increase in assets is the increase in the Company's consumer financing business. Overall, the Company's notes receivables from consumer financing increased by approximately $660,000 during the period ended June 30, 2004.

         For the three months ended June 30, 2003, the Company reported corporate reorganization costs of $130,929 associated with the move into the public market during the second quarter of 2003. Those reorganization costs included professional service fees and fees associated with the acquisition of the public shell. The Company did not have any reorganization-related costs in the second quarter of 2004.

         Other income (expense), Net for the quarter ended June 30, 2004 increased to approximately $72,000 due to our new Buy Here, Pay Here financing for notes receivable. This compares to an expense of $28,000 for the same period in 2003.

         During the second quarter of 2004, the Company sold some Notes Receivable to Wells Fargo to raise capital for the second quarter, which is typically slow in the auto sales and finance industry. The short-term negative effect it will have in the future will be reduced interest income, however the Company will replace the sold loans with additional financed loans. Management may find a need to sell additional loans in the future.

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

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: August 14, 2004

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:  /s/ Gerald Scalzo
     ----------------------------------------------------------
     Gerald Scalzo
     Chief Executive Officer and Acting Chief Financial Officer