Form 10QSB
period 2004-09-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-11-19
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                Quarterly Report
    Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                          Commission File No. 333-88952


                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
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

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at September 30, 2004 was 14,824,830.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Intelligent Motor Cars Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                        September 30,          December 31,
                                                                            2004                   2003
                                                                        -------------          ------------
Current Assets:
      Cash                                                               $     4,425           $    58,693
      Accounts receivable, net                                               149,186               148,446
      Current portion of notes receivable                                    101,959               347,489
      Inventories                                                            179,832               361,565
                                                                         -----------           -----------
           Total current assets                                              435,402               916,193

Notes receivable, net of current portion                                          --               424,709
Property and equipment, net                                                  188,279               181,921
Other assets                                                                  20,704                14,862
                                                                         -----------           -----------
           Total assets                                                  $   644,385           $ 1,537,685
                                                                         ===========           ===========

           Liabilities and stockholders' deficiency

Current liabilities
      Notes payable:
           Floor plan notes - related party                              $    49,700           $ 1,102,025
           Floor plan notes - finance companies                               74,711               122,656
           Line of credit - financial institution                             49,854                49,854
      Accounts payable and accrued liabilities                               419,385               251,713
      Accounts payable - related party                                       744,358               519,739
      Accrued officer compensation                                           325,000               300,000
      Current portion of long term debt                                      313,267               284,507
                                                                         -----------           -----------
           Total current liabilities                                       1,976,275             2,630,494

Long-term debt, net of current portion
                                                                                  --                26,176
                                                                         -----------           -----------
           Total liabilities                                               1,976,275             2,656,670

Stockholders' Deficiency
      Common stock - $.001 par value 100,000,000 shares
           authorized, 14,824,830 shares issued and outstanding               14,825                14,815
      Additional paid - in capital                                         2,964,446             2,956,956
      Deficit                                                             (4,311,161)           (4,090,756)
                                                                         -----------           -----------
           Total stockholders' deficiency                                 (1,331,890)           (1,118,985)
                                                                         -----------           -----------
           Total liabilities and stockholders' deficiency                $   644,385           $ 1,537,685
                                                                         ===========           ===========

         See accompanying notes to consolidated condensed financial statements.

                Intelligent Motor Cars Group, Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                 Nine Months           Nine Months            Three Months           Three Months
                                                    Ended                 Ended                  Ended                  Ended
                                             September 30, 2004    September 30, 2003     September 30, 2004     September 30, 2003
                                                ------------           ------------           ------------           ------------
Net Sales                                       $  4,493,197           $  5,290,113           $  1,060,067           $  1,170,316
                                                ------------           ------------           ------------           ------------

Costs and Expenses
    Cost of sales - purchase of automobiles        3,473,941              5,286,599                902,440              1,197,823
    Cost of sales - other                            785,278                     --                159,664                     --
                                                ------------           ------------           ------------           ------------
Gross Profit                                         233,978                  3,514                 (2,037)               (27,507)

    Stock based compensation                              --                131,441                     --                     --
    Officers' compensation                            55,997                 98,288                  2,213                 25,000
    Corporate reorganization costs                        --                527,375                     --                 88,632
    Selling, general and administrative              574,289                321,577                233,995                111,178
                                                ------------           ------------           ------------           ------------
General and administrative expenses                  630,286              1,078,681                236,208                224,810

Loss from operations                                (396,308)            (1,075,167)              (238,245)              (252,317)

Other income (expense), Net                          175,903                (57,230)                36,734                     --
                                                ------------           ------------           ------------           ------------

Net loss                                        $   (220,405)          $ (1,132,397)          $   (201,511)          $   (252,317)
                                                ============           ============           ============           ============

Net loss per common share - basic and diluted   $      (0.01)          $      (0.06)          $      (0.01)          $      (0.03)
                                                ============           ============           ============           ============

Weighted average shares used to calculate net
    loss per common share                         14,862,731             15,423,080             14,862,731             15,047,987
                                                ============           ============           ============           ============

     See accompanying notes to consolidated condensed financial statements.

                Intelligent Motor Cars Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                           Nine months            Nine months
                                                                        ended September 30,    ended September 30,
Cash Flows from Operating Activities:                                          2004                  2003
                                                                        -------------------    -------------------
Net loss                                                                   $  (220,405)          $(1,132,397)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  - Depreciation                                                                28,509                11,250
  - Provision for doubtful accounts                                            (37,390)               39,500
  - Stock issued as payment for compensation and services                        7,500               131,441
  Changes in operating assets and liabilities                                       --                    --
        (Increase) decrease in:
            Accounts receivable                                                 36,650              (226,265)
            Notes receivable                                                   670,240                    --
            Inventory                                                          181,732               (87,898)
            Other assets                                                        (5,842)              (11,154)
            Accounts payable and accrued expenses                              363,317               237,748
            Changes in deferred compensation                                    25,000               (75,000)
                                                                           -----------           -----------
              Net cash provided by (used in) operating activities            1,049,311            (1,112,775)

Cash Flows from Investing Activities:
 Acquisitions of property and equipment                                        (34,868)             (134,375)
 Security Deposit on New Location                                                   --               (10,600)
                                                                           -----------           -----------
             Net cash used in investing activities                             (34,868)             (144,975)

Cash Flows from Financing Activities:
 Deposit received on stock issuance                                                 --                18,605
 Proceeds from floor plan loans                                                (47,945)                   --
 Proceeds from notes                                                             4,976                97,942
 Payments of stockholder loans                                                      --               (27,124)
 Payment on notes                                                               (2,391)               (3,595)
 Payments of floor plan loans - related party                                       --              (122,181)
 Proceeds from notes payable - related parties                              (1,023,351)              973,185
 Proceeds from issuance of common stock                                             --               286,995
                                                                           -----------           -----------
                Net cash provided by (used in) financing                    (1,068,711)            1,223,827
 activities

Net change in cash                                                             (54,268)              (33,923)
Cash, Beginning                                                                 58,693                50,186
                                                                           -----------           -----------

Cash, Ending                                                               $     4,425           $    16,263
                                                                           ===========           ===========

     See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1.  BASIS OF PRESENTATION
-------  ---------------------

            The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2004 and the results of operations for three months and nine months ended September 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed on April 30, 2004 and amended on May 4, 2004. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.


NOTE 2.  INCOME (LOSS) PER SHARE
-------  -----------------------

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


NOTE 3.  GOING CONCERN
-------  -------------

            The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the nine months ended September 30, 2004 the Company reported net losses of approximately $220,000. The Company's consolidated balance sheet at September 30, 2004 reflects negative working capital and a stockholders' deficiency of approximately $1.3 million. These factors amongst others raise substantial doubt about the Company's ability to continue as a going concern.

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

         Management's plans to continue its operations and become profitable by increasing cash transactions and focusing additional resources on wholesale sales. Management believes this would allow the Company to execute its business plan, achieve its revenue projections, and provide working capital for inventory and floor planning activities.

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

         Fiscal year 2003 was a big turning point for the Company. Much of the first three quarters was spent migrating the business model from dealer-to-dealer wholesale sales to buy-here/pay-here retail sales and consumer vehicle financing. In September 2003, the Company launched its first retail dealership in at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2003, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2004. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained. As of the third quarter of 2004, the Company has moved away from its buy-here/pay-here consumer finance business to focus on its profitable and growing cash business. It is the Company's plan to continue building its profitable cash business as well as its wholesale division.

         The Company intends to release its 2005 business plan during the fourth quarter of 2004. Included in the plan will be information pertaining to the Company's fund raising efforts and plans to develop several business divisions. The Company also plans to renegotiate its agreements and relationships with key management and the Company's board during the upcoming fourth quarter.


RESULTS OF OPERATION

         For the third quarter of 2004, the Company reported a net loss of $201,511 or $0.01 per share on approximately $1.1 million in revenues compared to a loss of $252,317 or $0.02 per share on approximately $1.17 million in revenues for the same period in 2003. The Company spent much of the first three quarters of 2003 migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. The Company's cost of goods sold was approximately $1.1 million during the third quarter of 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $1.2 million.

         Selling, general and administrative expenses for the quarter ended September 30, 2004 was approximately $234,000 as compared to approximately $111,000 for the same period in 2003. The increase in 2004 is due mainly to the increase in administrative payroll, contract labor for the office and the increase of professional and consulting fees.

         Total assets at September 30, 2004 were approximately $645,000 as compared to approximately $1.5 million at December 31, 2003. A key-contributing factor to the decrease in assets is the decrease in the Company's consumer financing business and the sale of the Notes Receivable.

         As of August 24, 2004, Dealer Financial Services, a related party, bought all of the remaining Notes Receivable on the consumer Buy-here/Pay-here business from the Company. These Notes were purchased at full value with no discount for $1,482,890. Traditionally, lenders who purchase loans discount them from 35% to 48%. The balance on the Company's books as of September 30, 2004 represents short-term loans of ninety (90) days or less and loans submitted to other finance companies and will be funded within thirty (30) days or less. In accordance with these sales, the Company is drastically reducing all of the Notes Receivable it is currently (and has been) financing. It is the Company's plan to only finance short-term loans of one year or less. The Company sold off loans to Wells Fargo in the third quarter due to cash flow needs. The loss the Company suffered during this quarter is $154,225.


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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: November 17, 2004

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:  /s/ Gerald Scalzo
     ----------------------------------------------------------
     Gerald Scalzo
     Chief Executive Officer and Acting Chief Financial Officer