Form 10QSB/A
period 2004-06-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-12-16
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Intelligent Motor Cars Group, Inc. and Subsidary
                           Consolidated Balance Sheets


                                                                                June 30,        December,
                                                                                 2004             2003
                                                                              -----------      -----------
Current Assets:
       Cash                                                                   $        --      $    58,693
       Accounts receivable, net                                                    67,346          148,446
       Current portion of notes receivable                                        693,454          347,489
       Inventories                                                                361,348          361,565
                                                                              -----------      -----------
             Total current assets                                               1,122,148          916,193

Notes receivable, net of current portion                                          739,302          424,709
Property and equipment, net                                                       197,782          181,921
Other assets                                                                       20,279           14,862
                                                                              -----------      -----------
             Total assets                                                     $ 2,079,511      $ 1,537,685
                                                                              ===========      ===========


             Liabilities and stockholders' deficiency

Current liabilities
       Bank overdraft                                                         $     5,338      $        --
       Notes payable:
             Floor plan notes - related party                                     840,802        1,102,025
             Floor plan notes - finance companies                                   3,138          122,656
             Line of credit - related parties                                      49,854           49,854
       Accounts payable and accrued liabilities                                   939,028          251,713
       Accounts payable - related party                                           732,383          519,739
       Accrued officer compensation                                               325,000          300,000
       Current portion of long term debt                                          288,772          284,507
                                                                              -----------      -----------
             Total current liabilities                                          3,184,315        2,630,494

Long-term debt, net of current portion                                             25,576           26,176
                                                                              -----------      -----------
             Total liabilities                                                  3,209,891        2,656,670

Stockholders' Deficiency
       Common stock - $.001 par value 100,000,000 shares
             authorized, 14,824,830 and 14,814,830 shares issued and
             outstanding June 30, 2004 and December 31, 2003 respectively          14,825           14,815
       Additional paid - in capital                                             2,964,446        2,956,956
       Accumulated deficit                                                     (4,109,651)      (4,090,756)
                                                                              -----------      -----------
             Total stockholders; deficiency                                    (1,130,380)      (1,118,985)
                                                                              -----------      -----------
             Total liabilities and stockholders; deficiency                   $ 2,079,511      $ 1,537,685
                                                                              ===========      ===========


         See accompanying notes to consolidated financial statements.

                Intelllegent Motor Cars Group, Inc. and Subsidary
                      Consolidated Statements of Operations


                                                     Six Months        Six Months       Three Months      Three Months
                                                        Ended             Ended            Ended             Ended
                                                   June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                                    ------------      ------------      ------------      ------------


Net Sales                                           $  3,433,130      $  4,111,014      $  1,323,867      $  1,742,982
                                                    ------------      ------------      ------------      ------------

Costs of sales
        Cost of sales - purchase of automobiles        2,571,501         3,708,755         1,075,757         1,721,259
        Cost of sales - other                            625,614           371,239           273,338            64,108
                                                    ------------      ------------      ------------      ------------
Total cost of sales                                    3,197,115         4,079,994         1,349,095         1,785,367
                                                    ------------      ------------      ------------      ------------
Gross profit                                             236,015            31,020           (25,228)          (42,385)

General and administrative expense
        Stock based compensation                           7,500           131,441                --           131,441
        Officers' compensation                            53,784            73,288            24,784            35,288
        Corporate reorganization costs                        --           438,742                --           130,929
        Selling, general and administrative              332,794           210,399           135,617           114,716
                                                    ------------      ------------      ------------      ------------
General and administrative expense                       394,078           853,870           160,401           412,374

Loss from operations                                    (158,063)         (822,850)         (185,629)         (454,759)

Other income (expense), Net                              139,169           (57,230)           71,510           (28,091)
                                                    ------------      ------------      ------------      ------------

Loss before taxes                                   $    (18,894)     $   (880,080)     $   (114,119)     $   (482,850)

Income taxes                                                  --                --                --                --
                                                    ------------      ------------      ------------      ------------

Net loss                                            $    (18,894)     $   (880,080)     $   (114,119)     $   (482,850)
                                                    ============      ============      ============      ============

Net loss per common share - basic and diluted       $      (0.01)     $      (0.06)     $      (0.01)     $      (0.03)
                                                    ============      ============      ============      ============

Weighted average shares used to calculate net
         income per common share                      14,862,731        14,792,993        14,862,731        15,047,987
                                                    ============      ============      ============      ============



         See accompanying notes to consolidated financial statements.

                Intelligent Motor Cars Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                       Six months     Six months   Three Months   Three Months
                                                                         Ended          Ended          Ended          Ended
                                                                        June 30,       June 30,       June 30,       June 30,
Cash Flows from Operating Activities:                                     2004           2003           2004           2003
                                                                       ---------      ---------      ---------      ---------

Net income (loss)                                                      $ (18,894)     $(880,080)     $(114,119)     $(482,850)
      Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
           - Depreciation                                                 19,006          7,500          9,503          3,750
           - Provision for doubtful accounts                             (17,650)        39,500         (8,294)        39,500
           - Stock issued as payment for compensation and services         7,500        131,441             --        131,441
           Changes in operating assets and liabilities
                     Accounts receivable                                 102,495        150,117          1,802        234,143
                     Notes receivable                                   (660,559)        (4,185)            --
                     Inventory                                               217         60,494         (7,530)        52,902
                     Other assets                                         (9,162)        (2,307)        (4,741)           501
                     Bank overdraft                                        5,338          5,338
                     Accounts payable and accrued expenses               101,471        (70,052)      (605,767)      (162,748)
                     Changes in deferred compensation                     25,000             --             --             --
                                                                       ---------      ---------      ---------      ---------
                       Net cash (used in) operating activities          (445,238)      (563,387)      (727,993)      (183,361)

Cash Flows from Investing Activities:
      Acquisitions of property and equipment                             (34,868)       (39,493)       (30,954)        (2,725)
                                                                       ---------      ---------      ---------      ---------
                      Net cash used in investing activities              (34,868)       (39,493)       (30,954)        (2,725)

Cash Flows from Financing Activities:
      Deposit received on stock issuance                                      --         18,605        (97,925)      (286,995)
      Proceeds from floor plan loans                                     (49,571)       (92,136)        18,575        (92,136)
      Proceeds from notes                                                  3,666             --            744       (124,038)
      Payments on stockholder loans payable                                   --             --             --         19,208
      Payment on notes                                                      (599)            --           (599)            --
      Payments on floor plan loans - related party                            --       (253,122)            --             --
      Proceeds from notes payable - related parties                      467,917        595,849        760,762        342,727
      Proceeds from issuance of common stock                                  --        286,995             --        286,995
                                                                       ---------      ---------      ---------      ---------
                     Net cash provided by financing activities           421,413        556,191        681,557        145,761

Net change in cash                                                       (58,693)       (46,689)       (77,390)       (40,325)
Cash, beginning                                                           58,693         50,186         77,390         43,822
                                                                       ---------      ---------      ---------      ---------

Cash, Ending                                                           $      --      $   3,497      $      --      $   3,497
                                                                       =========      =========      =========      =========

Interest paid                                                          $  33,002      $  57,230      $  16,273      $  28,091
                                                                       =========      =========      =========      =========


         See accompanying notes to consolidated financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2004 and the results of operations for three months and six months ended June 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed on April 30, 2004 and amended on May 4, 2004. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.


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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2004

         For the three months ended June 30, 2004, the Company reported a net loss of $114,119 or $0.01 per share on approximately $1.3 million in revenues compared to a loss of $482,850 or $0.03 per share on approximately $1.7 million in revenues for the same period in 2003. The Company spent much of the 2003 period migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. Of the approximately $1.3 million in revenues for the second quarter of 2004, approximately $668,000 was in retail sales and approximately $632,000 was in wholesale sales. This is in contrast to the comparable quarter in 2003, when substantially all of the revenues were attributable to wholesale sales. The Company's cost of goods sold was approximately $1.3 million during the second quarter of 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $1.8 million.

         Selling, general and administrative expenses for the three months ended June 30, 2004 was approximately $136,000 as compared to approximately $115,000 for the same period in 2003, reflecting an increase of approximately 18% in the second quarter of 2004. The increase in 2004 is due mainly to the increase in administrative payroll, contract labor for the office and the increase of professional and consulting fees.

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

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2004

         For the six months ended June 30, 2004, the Company reported a net loss of $18.894 or $0.01 per share on approximately $3.4 million in revenues compared to a loss of $880,080 or $0.06 per share on approximately $4.1 million in revenues for the same period in 2003. The Company spent much of the 2003 period migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. Of the approximately $3.4 million in revenues for the six months ended June 30, 2004, approximately $1,944,000 was in retail sales and approximately $1,458,000 was in wholesale sales. This is in contrast to the comparable quarter in 2003, when substantially all of the revenues were attributable to wholesale sales. The Company's cost of goods sold was approximately $3.2 million during the six months ended June 30, 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $4.1 million.

         Selling, general and administrative expenses for the six months ended June 30, 2004 was approximately $340,000 as compared to approximately $210,000 for the same period in 2003, reflecting an increase of approximately 61% in the second quarter of 2004. The increase in 2004 is due mainly to the increase in administrative payroll, contract labor for the office and the increase of professional and consulting fees.

         Total assets at June 30, 2004 were approximately $2.1 million as compared to approximately $1.5 million at December 31, 2003. A key-contributing factor to the increase in assets is the increase in the Company's consumer financing business. Overall, the Company's notes receivables from consumer financing increased by approximately $660,000 during the period ended June 30, 2004.

         For the six months ended June 30, 2003, the Company reported corporate reorganization costs of $437,929 associated with the move into the public market during the second quarter of 2003. Those reorganization costs included professional service fees and fees associated with the acquisition of the public shell. The Company did not have any reorganization-related costs in the second quarter of 2004.

         Other income (expense), Net for the six months ended June 30, 2004 increased to approximately $139,000 due to our new Buy Here, Pay Here financing for notes receivable. This compares to an expense of $57,000 for the same period in 2003.


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