Form 10QSB/A
period 2004-09-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2004-12-16
CIK 1173927

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Intelligent Motor Cars Group, Inc. and Subsidary
                           Consolidated Balance Sheets


                                                                               September         December
                                                                                 2004              2003
                                                                              -----------      -----------
Current Assets:
        Cash                                                                  $     4,425      $    58,693
        Accounts receivable, net                                                  149,186          148,446
        Current portion of notes receivable                                       101,959          347,489
        Inventories                                                               179,832          361,565
                                                                              -----------      -----------
Total current assets                                                              435,402          916,193

        Notes receivable, net of current portion                                       --          424,709
        Property and equipment, net                                               188,279          181,921
        Other assets                                                               20,704           14,862
                                                                              -----------      -----------
Total assets                                                                  $   644,385      $ 1,537,685
                                                                              ===========      ===========


Liabilities and stockholders' deficiency

Current liabilities
        Notes payable:
        Floor plan notes - related party                                      $    78,506      $ 1,102,025
        Floor plan notes - finance companies                                       74,711          122,656
        Line of credit - related party                                             49,854           49,854
        Accounts payable and accrued liabilities                                  353,522          251,713
        Accounts payable - related party                                          781,415          519,739
        Accrued officer compensation                                              325,000          300,000
        Current portion of long term debt                                         291,151          284,507
                                                                              -----------      -----------
Total current liabilities                                                       1,954,159        2,630,494

Long-term debt, net of current portion                                             22,116           26,176
                                                                              -----------      -----------
Total liTotaltliabilities                                                       1,976,275        2,656,670

Stockholders' Deficiency
        Common stock - $.001 par value 100,000,000 shares
        authorized, 14,824,830 and 14,814,830 shares issued and
        outstanding September 30, 2004 and December 31, 2003 respectively          14,825           14,815
        Additional paid - in capital                                            2,964,446        2,956,956
        Accumulated deficit                                                    (4,311,161)      (4,090,756)
                                                                              -----------      -----------
Total stockholders; deficiency                                                 (1,331,890)      (1,118,985)
                                                                              -----------      -----------
Total liTotaltliabilitiescandlstockholders;ndeficiency                        $   644,385      $ 1,537,685
                                                                              ===========      ===========


     See accompanying notes to consolidated condensed financial statements

                Intelllegent Motor Cars Group, Inc. and Subsidary
                      Consolidated Statements of Operations


                                                     Nine Months       Nine Months      Three Months      Three Months
                                                        Ended             Ended             Ended             Ended
                                                    September 30,     September 30,     September 30,     September 30,
                                                        2004              2003              2004              2003
                                                    ------------      ------------      ------------      ------------

Net Sales                                           $  4,493,197      $  5,290,113      $  1,060,067      $  1,170,316
                                                    ------------      ------------      ------------      ------------

Cost of sales
        Cost of sales - purchase of automobiles        3,473,941         5,286,599           902,440         1,197,823
        Cost of sales - other                            785,278                --           159,664                --
                                                    ------------      ------------      ------------      ------------
Total cost of sales                                    4,259,219         5,286,599         1,062,104         1,197,823
                                                    ------------      ------------      ------------      ------------
Gross profit                                             233,978             3,514            (2,037)          (27,507)

General and administrative expense
        Stock based compensation                           7,500           131,441                --                --
        Officers' compensation                            55,997            98,288             2,213            25,000
        Corporate reorganization costs                        --           527,375                --            88,632
        Selling, general and administrative              412,564           321,577            79,770           111,178
                                                    ------------      ------------      ------------      ------------
General and administrative expense                       476,061         1,078,681            81,983           224,810

Loss from operations                                    (242,083)       (1,075,167)          (84,020)         (252,317)

Other income (expense)
        Interest income                                  175,903           (57,230)           36,734                --
        Sale of loan receivable                         (154,225)         (154,225)               --
                                                    ------------      ------------      ------------      ------------
Other income (expense), Net                               21,678           (57,230)         (117,491)               --

Loss before taxes                                   $   (220,405)     $ (1,132,397)     $   (201,511)     $   (252,317)

Income taxes                                                  --                --                --                --
                                                    ------------      ------------      ------------      ------------
Net loss                                            $   (220,405)     $ (1,132,397)     $   (201,511)     $   (252,317)
                                                    ============      ============      ============      ============

Net loss per common share - basic and diluted       $      (0.01)     $      (0.06)     $      (0.01)     $      (0.03)
                                                    ============      ============      ============      ============

Weighted average shares used to calculate net
     income per common share                          14,862,731        15,423,080        14,820,625        15,047,987
                                                    ============      ============      ============      ============


     See accompanying notes to consolidated condensed financial statements.

               Intelligent Motor Cars Group, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                                                              Nine Months      Nine Months
                                                                                 Ended            Ended
                                                                             September 30,    September 30,
     Cash Flows from Operating Activities:                                        2004             2003
                                                                              -----------      -----------

Net income (loss)                                                             $  (220,405)     $(1,132,397)
     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
          - Depreciation                                                           28,509           11,250
          - Provision for doubtful accounts                                       (37,390)          39,500
          - Stock issued as payment for compensation and services                   7,500          131,441
          - Stock issued to delay interest payment                                     --               --
          Changes in operating assets and liabilities
                    Accounts receivable                                            36,650         (226,265)
                    Inventory                                                     181,732          (87,898)
                    Other assets                                                   (5,842)         (11,154)
                    Accounts payable and accrued expenses                         363,317          237,748
                    Changes in deferred compensation                               25,000          (75,000)
                                                                              -----------      -----------
                      Net cash provided by (used in) operating activities         379,071       (1,112,775)

Cash Flows from Investing Activities:
     Acquisitions of property and equipment                                       (34,868)        (134,375)
     Security deposit on new location                                                  --          (10,600)
                                                                              -----------      -----------
                     Net cash used in investing activities                        (34,868)        (144,975)

Cash Flows from Financing Activities:
     Deposit received on stock issuance                                                --           18,605
     Proceeds from floor plan loans                                               (47,945)              --
     Payments from notes                                                            4,976           97,942
     Payments on stockholder loans payable                                             --          (27,124)
     Payments on notes                                                             (2,391)          (3,595)
     Payments on floor plan loans - related party                                      --         (122,181)
     Proceeds from notes payable - related parties                                670,240          973,185
     Payments to notes payable - related parties                               (1,023,351)              --
     Proceeds from issuance of common stock                                            --          286,995
                                                                              -----------      -----------
                    Net cash (used in) provided by financing activities          (398,471)       1,223,827


Net decrease in cash                                                              (54,268)         (33,923)
Cash, beginning                                                                    58,693           50,186
                                                                              -----------      -----------

Cash, Ending                                                                  $     4,425      $    16,263
                                                                              ===========      ===========

Non cash activity:
          Payments to notes payable - related parties                         $   670,240      $        --
                                                                              -----------      -----------
                  Total non cash activity                                     $   670,240      $        --
                                                                              ===========      ===========
Supplemental information
          Interest paid                                                       $    38,381      $    74,484
                                                                              ===========      ===========


     See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1.  BASIS OF PRESENTATION

         The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2004 and the results of operations for three months and nine months ended September 30, 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed on April 30, 2004 and amended on May 4, 2004. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.


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

NOTE 4.  RELATED PARTY TRANSACTIONS

         In 2004 and in 2003, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. At September 30, 2004, the Company owes its affiliates $860,000 for goods and services and has a balance of approximately $50,000 on a note payable to another related party.


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

         Much of the first three quarters of fiscal year 2003 was spent migrating the business model from dealer-to-dealer wholesale sales to buy-here/pay-here retail sales and consumer vehicle financing. In September 2003, the Company launched its first retail dealership in at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2003, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2004. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained. As of the third quarter of 2004, the Company has moved away from its buy-here/pay-here consumer finance business to focus on its profitable and growing cash business. It is the Company's plan to continue building its profitable cash business as well as its wholesale division.

         The Company intends to release its 2005 business plan during the fourth quarter of 2004. Included in the plan will be information pertaining to the Company's fund raising efforts and plans to develop several business divisions. The Company also plans to renegotiate its agreements and relationships with key management and the Company's board during the upcoming fourth quarter.


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         For the three months ended September 30, 2004, the Company reported a net loss of $201,511 or $0.01 per share on approximately $1.1 million in revenues compared to a loss of $252,317 or $0.03 per share on approximately $1.2 million in revenues for the same period in 2003. The Company spent much of the first nine months of 2003 migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. The Company's cost of goods sold was approximately $1.1 million during the third quarter of 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $1.2 million.

         Selling, general and administrative expenses for the three months ended September 30, 2004 was approximately $79,770 as compared to approximately $111,000 for the same period in 2003.

         As of August 24, 2004, Dealer Financial Services, a related party, bought all of the remaining Notes Receivable on the consumer Buy-here/Pay-here business from the Company. These Notes were purchased at full value with no discount for $1,482,890. Traditionally, lenders who purchase loans discount them from 35% to 48%. The balance on the Company's books as of September 30, 2004 represents short-term loans of ninety (90) days or less and loans submitted to other finance companies and will be funded within thirty (30) days or less. In accordance with these sales, the Company is drastically reducing all of the Notes Receivable it is currently (and has been) financing. It is the Company's plan to only finance short-term loans of one year or less. The Company sold off loans to Wells Fargo in the third quarter due to cash flow needs. The loss the Company suffered in this transaction during this quarter is $154,225.


RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         For the nine months ended September 30, 2004, the Company reported a net loss of $220,405 or $0.01 per share on approximately $4.5 million in revenues compared to a loss of $1,132,397 or $0.06 per share on approximately $5.3 million in revenues for the same period in 2003. The Company spent much of the first nine months of 2003 migrating its business from wholesale sales to retail sales and consumer auto financing. The result of this migration was lower gross sales with higher profit margins. The Company's cost of goods sold was approximately $4.3 million during the third quarter of 2004, most of which was the purchase of vehicles for resale. In the comparable period in 2003, cost of goods sold was approximately $5.3 million.

         Selling, general and administrative expenses for the nine months ended September 30, 2004 was approximately $413,000 as compared to approximately $321,600 for the same period in 2003.

         Total assets at September 30, 2004 were approximately $644,000 as compared to approximately $1.5 million at December 31, 2003. A key-contributing factor to the decrease in assets is the decrease in the Company's consumer financing business and the sale of the Notes Receivable

CAPITAL RESOURCES AND LIQUIDITY

         On a given business day, the Company has a positive or negative cash flow of up to $100,000 based on collections and accounts payable. Officers and key employees of the Company have been taking minimal salary and stock compensation. Salaries will be increased for the officers and key employees to a reasonable level upon funding, as to which no assurance can be given that any financing, whether through conventional financing sources or through the sale of Company securities on a private placement basis, will be realized or available to the Company on satisfactory terms. In addition, we believe we will have sufficient cash to meet our minimum operating costs and very limited expansion costs for the next 12 months. However, to continue our more aggressive plan during the next 12 months and beyond, which we will need to raise a minimum of $2 million in additional financing from the sale of our securities, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out these expansion plans but there is a risk that we may not secure the necessary funding which will have a material adverse impact on our ability to expand the Company's business and continue as a going concern.


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