Form 10KSB
period 2004-12-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-04-15
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


               For the fiscal year ended DECEMBER 31, 2004
                                         ------------------


                       Commission file number: 333-88952


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

     Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

     As of the last business day of the Registrant's most recently completed fiscal quarter (December 31, 2004), the aggregate market value of the registrant's common stock of $0.36) held by non-affiliates (all persons other than executive officers, directors and holder's of 10% or more of the Registrant's common stock) (156,189,600 post-split shares) was not determinable.

     As of March 31, 2005 there were 184,639,810 post-split shares of the Registrant's common stock outstanding.

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

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
         Item 15. Principal Accountant Fees and Services

         SIGNATURES

         CERTIFICATION

         EXHIBIT INDEX

                                     PART I

ALL SHARE AMOUNTS REFLECT A 7:1 FORWARD SPLIT OF THE ISSUED AND OUTSTANDING COMMON STOCK ON JANUARY 18, 2005 UNLESS OTHERWISE INDICATED.

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS
--------------------------

                  Certain portions of this Annual Report on Form 10-KSB contain "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Intelligent Motor Cars Group, Inc. (the "Company"), or automobile related industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements, including that the Company's current revenue levels are not necessarily indicative of its future revenue levels or future financial performance. The Company's future operating results are dependent upon many factors, including: (i) whether the Company is able to obtain sufficient funding to fund its expansion plans; (ii) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business; (iii) competitive factors and developments in the automobile industry; (iv) federal, state and local regulations pertaining to health and environmental quality standards; licensing/registration; financing; consumer protection; and safety; (v) the Company's ability to collect on receivables from high risk credit clients; (vi) the Company's ability to efficiently price and negotiate acquisitions on a favorable basis; (vii) whether the Company efficiently integrates the operations of other automobile dealerships it may acquire; and (viii) any economic conditions that would negatively affect the Company's business and expansion plans.


BUSINESS AND ORGANIZATION
-------------------------

                  Intelligent Motor Cars Group, Inc. ("IMCG", "IMC", "Regristrant" or the "Company") was incorporated in Delaware in November 2001 under the former name of Harrison Holdings, Inc. IMCG provides a suite of services that cater to the demanding South Florida auto market. Since its formation in 1995, IMC, d/b/a "Sun Auto Sales", has become a leader across the auto sales, financing and reconditioning markets in South Florida. The term "Company" shall also include IMC since it is the Company's operating business from which it derives its revenues.

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

                  Headquartered in Fort Lauderdale, Florida, IMCG has six full time employees at its dealership location - 1600 W. Sunrise Blvd., Fort Lauderdale, Florida. In addition to its primary business, the Company maintains a diverse partner network that includes auto dealers, wholesalers and finance companies throughout the Southeast United States.

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

BUSINESS DEVELOPMENT

                  In general, it is the Company's objective to continue to expand its used car operations by launching buy-here/pay-here car lots as well as expansion of its financing business. This is solely dependent upon the Company's ability to fund the expansion, which it has been unable to do as of the date of this Report.

         The Company's business strategy is expected to focus on several key initiatives:

         o Steady Growth. The Company intends to expand its operations by increasing sales and opening new locations as well as through the acquisition of other dealer locations. It is the Company's objective, if it is successful in obtaining the necessary financing as to which no assurances are given, to open and/or acquire at least one to two new locations each year beginning in fiscal 2005. In addition, the Company plans to continue working on wholesale sales to generate additional revenues although that is not expected to be its primary business.

         o Selling Basic Vehicles. The Company will continue to primarily focus on selling basic and affordable vehicles to its customers. In general, the Company does not sell luxury cars, sports cars or exotic cars. The average sales price of retail and wholesale vehicles sold by the Company during fiscal 2004 averaged $7,000. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (generally less than 24 months), and the customer is more able to afford his or her payments. In addition, by keeping the price range under $10,000, the Company has the ability to create a market niche generally ignored by its larger competitors.

         o Financing and Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a buy-here/pay-here used car business and is a focal point for store level and general office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Much of sales management's incentive compensation is tied directly to collection results. The Company has been very successful with its collection techniques and is experiencing a very low payment delinquency rate. Although there is no assurance that the rates can and will continue at such low levels, the Company is very focused on its collection efforts to keep these rates under control.

PRINCIPAL OPERATIONS, SERVICES AND MARKETS

         o Location. The Company currently operates one retail location, which has been designated as its retail headquarters (HQ). In addition, all wholesale, retail and online retail business runs through the HQ and is managed by the back-office staff located at the HQ.


            The HQ location is open Monday through Saturday from 10:00am until 7:00pm and is staffed with a sales manager, one to four sales person(s) at all times, a collector, and a lot attendant. In addition, the HQ houses the back office, which includes the title department, accounting and executive offices.

         o Plans For the Future. Once additional locations are established, as to which no assurances are given, each location will manage its own sales and title work. All other items will be processed through the Company's corporate office.

            It is planned that each dealership will service the community within a five-mile radius. In the Fort Lauderdale metropolitan area, this means that the Company has the ability to open 10-12 locations. In the tri-county area, which includes Miami, Fort Lauderdale and West Palm Beach, it is possible for the Company to open 50-75 locations that service active communities and could support projected sales of 35 vehicles per month per location. Without the required funding, as to which no assurances are given, the Company will not have the financial ability to expand to these levels if at all and, to date, the funding necessary has not been available for expansion.

            The cost of each dealership will vary depending on location, new construction or acquisition, time in business, inventory requirements and collectible customer book (acquisitions only). For each acquisition, the Company has budgeted $1.75 million, which is allocated to $500,000 for the location, name and acquisition of the collectible customer book, $250,000 for vehicle inventory, and $1,000,000 for in-house buy-here/pay-here financing. For each newly constructed location, the Company has budgeted $1.5 million, which is allocated to $250,000 for location, renovation, staffing, training, computer systems, marketing and incidentals, $250,000 for vehicle inventory, and $1,000,000 for in-house buy-here/pay-here financing. Using this model, within six months an assimilated dealership is expected to be self-sufficient with revenues to fund future growth. For new dealerships, it is anticipated that self-sufficiency would be attained in approximately 12 months.

            In February 2005, Intelligent Motor Cars Group entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. Intelligent Motor Cars Group will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, Intelligent Motor Cars Group will pay a monthly management fee of $10,000 to the Fund in either cash or free-trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock. The terms of the warrant have not been determined as of the date of this Report. In exchange for the equity funding, Intelligent Motor Cars Group will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon conversion of the Preferred Stock as described in the agreement and the exercise of the warrant. As of the date of this Report, no funding has been received from the Fund, no Preferred Stock has been issued and there has been no warrant issued to the Fund.


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

         o Marketing/Advertising. The dealership maintains inventory of approximately 50 vehicles at all times. The selling price of the Company's vehicles typically averages $7,000. Selling is done by the sales manager or sales associate. Sales associates are paid a commission for sales that they make and the sales manager receives an override on each sale. All sales are made on an "as is" basis unless the vehicle has a remaining factory non detachable warrantsy.

            Initial sales result from advertising in various local auto publications and walk-in traffic. The Company has an extensive referral network and approximately 8-10% of all business is referral business. As an incentive for referrals, customers usually receive the equivalent of a one-week vehicle payment for a referral, provided the referral purchases a vehicle.

         o Financing. The Company provides financing internally and through outside banking sources for its customers who purchase a vehicle at its retail location and need outside financing. The Company does not provide financing to others, nor does it purchase retail installment contracts originated by others. The Company's installment sales contracts typically include down payments averaging 20% with terms ranging from 18 months to 24 months on average. Interest is charged at a rate of 29%, which is the standard in the State of Florida for credit-challenged consumers. The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer's monthly income and expenses. Company personnel then verify certain information. After the verification process, the sales manager makes the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the sales manager attempts to assess the stability and character of the applicant.

         o Collections. The Company's in-house collections department services all of its internal retail installment contracts. The majority of the Company's customers make their payments in person, although a small percentage of customers send their payments through the mail. As with any buy-here/pay-here store, management believes that the timely response to past due accounts is critical to its collections success.

            Collections play an important role in the compensation structure for management. Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by phone. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. While the Company works very hard to keep its delinquency percentages low, the Company also works very hard not to repossess vehicles. The Company goes to great lengths to amicably resolve payment delinquencies prior to repossessing a vehicle. For vehicles that are repossessed, the majority have been returned or surrendered by the customer on a voluntary basis. Company personnel or third party repossession agents perform other repossessions. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through the Company's dealership, or sold wholesale through the auction process.

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

            The sales management team and the buyers meet each week to discuss vehicle sales, newly acquired vehicles, inventory turnover and staffing. Together, both groups formulate goals and maintain accountability to tasks at hand. Management at the main office also establishes and maintains Company policies as well as manages human resource needs.


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

                  Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership's location, (v) the option to purchase a service contract, and (vi) customer service. Management believes that its dealership is competitive in each of these areas.

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

EMPLOYEES

                  As of December 31, 2004 the Company had approximately six (6) full time employees. In addition, the Company has a management contract with Dealer Financing Service Ltd., "DFS" a related party, to provide staff for various administrative and service positions on a contract basis. In addition, the Company also employed several subcontractors on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good. See "Certain Relationships and Related Transactions".


ITEM 2.  PROPERTIES

                  As of December 31, 2004 the Company leased its dealership property. This property is located in Fort Lauderdale, Florida. The HQ location is a one-half acre property with a 2000 square foot building at 1600 West Sunrise Blvd, Fort Lauderdale, Florida.

                  The location at 1600 was leased pursuant to a five-year lease with renewal options from an unaffiliated third party. The Company paid $5,538.50/month for this space.

                  In March 2005 the Company's CEO individually purchased Wall Street Properties, the owner and landlord of the property. The Company entered into a new five (5) year lease for $4,740 per month.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, other than in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock is authorized for quotation on the NASDAQ Over-The-Counter Bulletin Board under the symbol IMTR. Prior to the forward split in January 2005, the trading symbol for the common stock was "IMCG". The following table sets forth, by fiscal quarter, the post-split high and low closing sale prices reported by OTCBB for the Company's common stock for the periods indicated.

              FISCAL 2004
                  Quarter Ended             High Bid Low Bid
                  ------------------------------------------
                  March 31, 2004            $.63       $0.05
                  June 30, 2004             $.55       $0.19
                  September 30, 2004        $.26       $0.04
                  December 31, 2004 $1.01              $0.04
                  March 31, 2005            $.02       $0.01

                  As of December 31, 2004, there were approximately 500 stockholders of record. This number excludes stockholders holding stock under nominee security position listings.

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

                  Effective February 5, 2003, the Company acquired all of the outstanding common stock of IMC through an exchange of shares (the "Acquisition") and issued 70,000,000 post-split shares of its restricted common stock, $.001 par value, to the historical stockholders of IMC.

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

                  On January 13, 2004 70,000 post-split shares of restricted common stock were issued to the Controller of the Company for $7,500 of compensation.

                  On November 11, 2004, 7,000,000 shares of restricted common stock (post-split) were issued to the CEO of the Company for debt reduction owed to Dealer Financing Services, "DFS", a related party, in the amount of $50,000.

                  On November 29, 2004, 2,765,000 shares of restricted common stock (post-split) were issued to three non -affiliated investors through a private transaction by the Company for the amount of $27,883.

                  On December 1, 2004 42,651,000 post-split shares of restricted common stock were issued to five non-affiliated investors through a private transaction by the Company for the payment of private investor notes payable in the amount of $291,009 for principal and accrued interest.

                  On January 13, 2005, the Company amended its Certificate of Incorporation to increase its authorized common stock from 100,000,000 to 200,000,000 shares.

                  On January 18, 2005, the Company effected a 7:1 forward split of its common stock. As a result the number of issued and outstanding shares of common stock increased to 156,189,810.

                  On March 3, the Board of Directors authorized and approved the conversion of all debt owed at December 31, 2004 by the Company to Gerald Scalzo, the Company's Chief Executive Officer, Chairman of the Board of Directors and a major shareholder, into 14,000,000 post-split shares of restricted common sotck at a conversion price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action. As of December 31, 2004, the Company was indebted to Gerald Scalzo for past due compensation of $350,000. With the issuance, Mr. Scalzo retired $140,000 of the past due compensation owed to him, leaving a balance due of $210,000.

                  Also on March 3, 2005, the Board of Directors authorized and approved (i)the issuance of 2,500,000 post-split shares of restricted common stock to Michael Magolnick in lieu of cash compensation for services as Chief Operating Officer for the fiscal year ended December 31, 2004, and (ii) 350,000 post-split shares of restricted common stock to Harvey Judkowitz as compensation for serving as a director and as Chairman of Board's Audit Committee for the 2005 fiscal year, all at a price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action.

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

OVERVIEW

                  Fiscal year 2004 was a turning point for the Company. The first quarter results were promising but due to a lack of funding, in the second quarter the Company sold its finance book to Wells Fargo and other third party finance companies to satisfy debt. The Company realized a loss of $149,000. The Company maintained its sales patterns throughout the third and fourth quarters consistent with previous years and expects this trend to continue into 2005. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2004, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2005. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that all of the necessary additional capital will be obtained.

                  Overall, as shown below, the Company has been somewhat successful in executing its business plan for fiscal 2004 and expects to continue the execution of its business plan, which includes the expansion of its sales division and re-launch of its internal financing division in 2005. It is management's estimation that this strategic execution may enable the Company to report gross sales for the year ending December 31, 2005 equal to or greater than the comparable period in 2004 although no assurance can be given that this will occur due to the Company's continuing lack of funding to achieve its business goals, including for expansion.


RESULTS OF OPERATIONS

         Year-ended December 2004 and 2003

                  In 2004, the Company continued its pattern of sales, selling an average of 40 vehicles per month. Early in the year, the Company financed a majority of its own sales, however due to market changes and a lack of funding, the Company was forced to sell its finance book to Wells Fargo for cash which helped the Company clear debt and continue its sales operations. The sale resulted in a loss of $140,000. The balance of all notes receivables as of August 24, 2004 were transferred to DFS, a related party, and, as a result, IMC's debt was reduced dollar for dollar for the net book value of the receivables

                  For the fiscal year ended December 31, 2004, the Company's total assets are reported at just over $580,600, which is a decrease from the asset base in 2003.

                  The decrease in total assets is attributed to debt reduction through the sale of the finance book; as of August 24, 2004 in the amount of approximately $1.5 million to a related party and to satisfy related party debt in the second and third quarters of 2004. At December 31, 2004, the Company had approximately $161,000 in net receivables.

                  For fiscal year 2004, the Company reduced its current liabilities by 38% from $2.6 million to $1.6 million as a result of the debt reduction strategy.

                  Net loss for the full year 2004 was ($337,602) or ($0.02) per share versus a net loss of ($1,009,110) or ($0.07) per share for the fiscal year ended December 31, 2003.

                  Sales for fiscal year 2004 were $5.8 million versus $7.4 million for fiscal year 2003. Because of the Company's focus on cash and wholesale sales from the second through fourth quarters and the necessity to sell its notes, the Company only recognized $380,000 in financing income. Sales from operations in 2004 was significantly less than in fiscal 2003 due to less working capital and more focus on cash sales, which resulted in the sale of fewer units.

                  Cost of Goods Sold for fiscal year 2004 were $5.1 million versus $7.1 million in 2003. The decrease is due to our lower margins in retail sales and cost cutting measures.

                  General and administrative costs were $843,435 in fiscal year 2004 and $1,135,478 in fiscal year 2003. This reduction was due to the Company becoming publicly traded in 2003 resulting in significantly greater professional fees of $543,835 in fiscal 2003. As a result professional fees in 2004 were $196,986. In addition, officers compensation was reduced from $123,288 to $39,633 for the fiscal year 2004.

                   Other expenses for fiscal year 2004 were higher due to the loss of $149,000 on the sale of notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

                  Officers and key employees of the Company have been taking minimal salary and stock compensation. Salaries will be increased for the officers and key employees to a reasonable level upon funding. No assurance can be given that any financing, whether through conventional financing sources or through the sale of Company securities on a private placement basis, will be realized or available to the Company on satisfactory terms or in sufficient amounts. In addition, we believe we will have sufficient cash to meet our minimum operating costs and very limited expansion costs for the next 12 months. However, to continue our more aggressive plan during the next 12 months and beyond, we will need to raise a minimum of $2 million in additional financing from the sale of our securities, loans from investors, shareholders or management, other financing sources and/or joint venture partners. Management will use its best efforts to raise the additional funds to carry out these expansion plans but there is a risk that we may not secure the necessary funding which will have a material adverse impact on our ability to expand the Company's business.

                  To obtain the financing we require, in February 2005, we entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. IMC will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, Intelligent Motor Cars Group will pay a monthly management fee of $10,000 in cash or free-trading shares and issue a warrant to the Fund for 500,000 post-split shares of common stock. As of the date of this Report the final terms of the warrant have not been determined. In exchange for equity funding, Intelligent Motor Cars Group will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of the Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant.


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

         REPORT OF BERKOVITS, LAGO & COMPANY, LLP

         CONSOLIDATED BALANCE SHEET

         CONSOLIDATED STATEMENTS OF OPERATIONS

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Intelligent Motor Cars Group, Inc
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Intelligent Motor Cars Group, Inc (the "Company") as of December 31, 2004, and the related consolidated, statements of operations, stockholders' deficiency, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Intelligent Motor Cars Group, Inc, as of December 31, 2004, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses in the past two years and, as of December 31, 2004, reflects negative working capital and a stockholder's deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
March 30, 2005

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS
                                     ------
Current Assets
          Cash and cash equivalents                                                $    14,447
         Notes and Accounts Receivable, Net                                            161,392
          Inventories                                                                  220,254
                                                                                   -----------
             Total current assets                                                      396,093
                                                                                   -----------
        Property and Equipment, Net                                                    164,283
        Other Assets                                                                    20,254
                                                                                   -----------
             Total Assets                                                          $   580,630
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------
Current Liabilities

          Notes Payable:
          - Floor Plan Notes - Related Party                                       $   950,539
          -  Floor Plan Notes - Finance Company                                        130,715
          Accounts payable and accrued liabilities                                     231,546
          Accrued officer compensation                                                 325,000
          Current portion of long term debt                                              5,876
                                                                                   -----------
             Total current liabilities                                               1,643,676
                                                                                   -----------
          Long-term debt, net of current portion                                        17,150
                                                                                   -----------
             Total liabilities                                                       1,660,826
                                                                                   -----------
Stockholders' Deficiency:
           Common Stock - $.001 par value  200,000,000 shares
           authorized, 156,189,600 shares pre-split issued and outstanding             159,190
           Additional paid-in-capital                                                3,188,973
           Accumulated deficit                                                      (4,428,359)
                                                                                   -----------
             TOTAL STOCKHOLDERS' DEFICIENCY                                         (1,080,196)
                                                                                   -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   580,630
                                                                                   ============

    The accompanying notes are an integral part of these financial statements

                INTELLLEGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                2004            2003
                                                            ------------    ------------
Revenues

              Sales of vehicles, net                        $  5,454,731    $  7,352,574
              Finance Income, net                                380,472          19,946
                                                            ------------    ------------
Total revenues                                                 5,835,203       7,372,520

Cost of sales
              Cost of sales - purchase of automobiles          4,268,633       6,040,629
              Cost of sales - other                              857,009       1,036,975
                                                            ------------    ------------

Total cost of sales                                            5,125,642       7,077,604
                                                            ------------    ------------
Gross profit                                                     709,561         294,916

General and administrative expenses:
              Stock based compensation                             7,500              --
              Officers' compensation                              39,633         123,288
              Selling, general and administrative                753,162         988,243
              Depreciation expense                                43,140          23,947
                                                            ------------    ------------
General and administrative expenses                              843,435       1,135,478

Loss from operations                                            (133,874)       (840,562)

Other expenses                                                  (203,729)       (168,548)
                                                            ------------    ------------
Loss before provision for income taxes                          (337,603)     (1,009,110)

Provision for income taxes                                            --              --
                                                            ------------    ------------
Net loss                                                    $   (337,603)   $ (1,009,110)
                                                            ============    ============
Net loss per common share - basic and diluted               $      (.002)   $      (.010)
                                                            ============    ============

Weighted average number of shares outstanding                156,189,600     103,703,810
                                                            ============    ============

    The accompanying notes are an integral part of these financial statements

                INTELLLEGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                     ADDITIONAL      ACCUMU-
                                                        NUMBER OF                     PAID-IN        LATED
                                                         SHARES       PAR VALUE       CAPITAL        DEFICIT         TOTAL
                                                      -----------    -----------    -----------    -----------    -----------
Balances at
December 31, 2002                                           3,500    $     3,500    $ 2,248,971    $(3,081,646)   $  (829,175)
                                                      -----------    -----------    -----------    -----------    -----------



Reverse merger of IMCG                                196,266,000        196,266       (201,169)            --         (4,900)
      To combine IMCG with IMC under the reverse
      acquisition method of business combinations

Issue 10,000,000 shares of IMCG common stock
      to former stockholders of IMC in exchange for
      their 500 shares of common stock                 69,996,500         69,495         69,495             --             --

Return of 23,500,000 shares of Harrison Holdings
      common stock pursuant to the combination
      with par value at $0.001 per share             (164,500,000)      (164,500)       164,500             --             --


Sale of 203,633 shares pursuant to a subscription
agreement at a  price of $1.30 to $1.50 per share       1,425,431          1,425        289,575             --        290,000

Issuance of 255,717 shares to settle notes
payable and related interest                            1,790,019          1,790        393,210             --        395,000

Issuance of 10,450 shares to delay interest
payments on notes payable                                  73,150             73         10,377             --         10,450

Issue 5,000 shares for services                            35,000             35         18,715             --         18,750

Issuance of 10,000 shares for services                     70,000             70          9,930             --         10,000

Return of 208,000 shares to treasury                   (1,456,000)        (1,456)         1,456             --             --

Net loss for the period                                        --             --             --     (1,009,110)    (1,009,110)
                                                      -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003                          103,703,600        106,698      3,004,060     (4,090,756)    (1,118,985)
                                                      -----------    -----------    -----------    -----------    -----------

Private placement                                       2,765,000          2,765         25,118             --         27,883

Shares issued to controller in lieu of compensation        70,000             70          7,430             --          7,500

Conversion of debt for stock                            7,000,000          7,000         43,000             --         50,000

Conversion of debt and accrued interest for stock      42,651,000         42,651        248,358             --        291,009

Net loss for the period                                        --             --             --       (337,603)      (337,603)
                                                      -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2004                          156,189,600    $   159,187    $ 3,188,973    $(4,428,359)   $(1,080,196)
                                                      ===========    ===========    ===========    ===========    ===========

                INTELLLEGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


Cash Flows from Operating Activities:
                                                              2004           2003
                                                           -----------    -----------
Net loss                                                   $  (337,603)   $(1,009,110)
   Adjustments to reconcile loss to net cash
   provided by (used in) operating activities:
       - Depreciation                                           43,140         23,947
       - Provisions for doubtful accounts                       48,616         (2,000)
       - Stock based compensation                                7,500             --
       - Conversion of interest for stock                       11,975         10,450
       Changes in operating assets and liabilities:
          (Increase) decrease in :
             Accounts Receivable                                65,595        227,046
             Notes Receivable                                 (861,303)      (772,198)
             Inventories                                       141,311       (100,534)
             Other                                              (5,392)        (4,481)
          Increase (decrease) in :
             Accounts payable and accrued liabilities         (270,980)       460,635
             Changes in accrued officer compensation            25,000        100,000
             Conversion of Harris Holdings                          --         (4,900)
             Conversion of stock for services                       --         28,750
                                                           -----------    -----------
    Net provided by cash used in operating activities       (1,132,143)    (1,042,395)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of Property and Equipment                       (25,502)      (123,192)
                                                           -----------    -----------
               Net cash used in investing activities           (25,502)      (123,192)
                                                           -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES :

   Proceeds from notes payable - related parties             1,086,483      1,224,369
   Payments on floorplan loans - un-related party                8,059        (11,141)
   Payments on stockholder loans payable                            --       (260,576)
   Proceeds from notes                                              --         11,147
   Payment on notes                                             (9,026)       (43,432)
   Proceeds from Issuance of Common Stock                       27,883        265,000
                                                           -----------    -----------
               Net cash provided by financing activities     1,113,399      1,185,367
                                                           -----------    -----------


NET INCREASE (DECREASE) IN CASH                                (44,246)        19,780

CASH, BEGINNING OF YEAR                                         58,693         38,913

                                                           -----------    -----------
CASH, END OF YEAR                                          $    14,447    $    58,693
                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for interest              $    55,200    $    90,641
                                                           ===========    ===========


Notes and interest payable converted to stock              $   341,009    $   692,450
                                                           ===========    ===========

Notes receivable exchanged for related party debt          $ 1,556,345    $        --
                                                           ===========    ===========



   The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1:  BUSINESS DESCRIPTION
------   --------------------

                  Intelligent Motor Cars Group, Inc. ("IMCG" or the "Company") was incorporated in Delaware in November 2001 under the name of Harrison Holdings, Inc. Pursuant to the acquisition of Intelligent Motor Cars, Inc. ("IMC") in February 2003, Harrison Holding's, Inc. changed its name to IMCG. As a result of the acquisition, IMC's stockholders exchanged all their shares for an aggregate of 10,000,000 shares of the Company's restricted common stock. The Board of Directors of the Company resigned and was replaced by the Board of Directors of IMC. IMCG provides a suite of services that cater to the demanding South Florida auto market.

                  Headquartered in Fort Lauderdale, Florida, IMCG employs approximately six people in its Fort Lauderdale location at 1600 W. Sunrise Blvd., Fort Lauderdale, Florida. In addition to its primary business, the Company maintains a diverse partner network that includes auto dealers, wholesalers and finance companies throughout the Southeast United States.

                  The Company has been built on a multi-service platform. Its primary services include used auto sales, reconditioning, financing and floor planning (dealer to dealer financing). The Company also provides services for new car sales, such as search, acquisition and delivery on a limited basis. Many of these services are provided through third parties, some of which are affiliated to the Company.

                  In 2003, the Company migrated its business from being primarily a wholesale auto sales company to a retail auto sales and consumer finance company. This was achieved in the third quarter of fiscal 2003 when the Company launched its first retail dealership at 1600 West Sunrise Blvd. in Fort Lauderdale, Florida utilizing a buy -here/pay- here model. Buy- here/pay-here is an industry term used to describe dealers that sell and finance used cars to individuals with limited credit history or past credit problems. Buy-here/pay-here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or biweekly basis to coincide with a customer's pay day), and the ability to make payments in person, an important feature to individuals who may not have a checking account.


NOTE 2:  GOING CONCERN
-------  -------------

                       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. However, for the years ended December 31, 2004 and 2003 the Company suffered net losses of approximately $338,000 and $1 million respectively, and its consolidated balance sheet reflects negative working capital and a stockholders' deficiency. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

                  Management's plans to continue its operations and become profitable include the following:

                  The Company's objective is to continue to expand its used car operations by launching other Buy-Here/Pay-Here car lots as well as expanding its consumer financing division. Management believes this would allow the Company to execute its business plan and achieve its revenue projections by providing working capital for inventory and financing activities. The Company will need to raise capital in order to effectively achieve its plan.

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

c)       Accounts Receivable
         -------------------

                  Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Periodically, management reviews all receivables and based on an assessment of collectibility, estimates the portion, if any, of the balance that will not be collected in order to establish an allowance for doubtful accounts. Such allowance was based on the specific identification of accounts deemed uncollectible as of December 31, 2004. The provisions for the allowance for doubtful accounts is included in general and administrative expenses, in the accompanying consolidated statement of operations.

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

f)       Property and Equipment
         ----------------------

                  Property and equipment is stated at cost, net of accumulated depreciation and amortization, which is provided over the estimated useful life of the assets using the straight-line method. Useful life of assets range from 5-7 years for equipment. Leasehold improvements are amortized over the life of the related lease. Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective asset. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

g)       Impairment of Long Lived Assets
         -------------------------------

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

h)       Financial Instruments
         ---------------------

                  Financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, and notes payable. Non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. There were no derivative financial instruments at December 31, 2004. The carrying values of these financial instruments approximate their fair market value as of December 31, 2004.

i)       Revenue Recognition
         --------------------

                  The Company recognizes revenue from automobile sales at the time the customer accepts delivery of the vehicle. The Company recognizes costs associated with the sale of vehicles at the time the sale. Sales persons average $150-$200 per vehicle in commissions.

j)       Loss per Share
         --------------

                  The Company computes loss per common share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share. Historical basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per common share has not been presented, as there were no options or non detachable warrantss granted or convertible preferred stock outstanding at the end of the years presented.

k)       Stock Based Compensation
         ------------------------

                  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123), encourages, but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock options were issued in 2004.

l)       Concentration of Credit Risk
         -----------------------------

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

m)       Income Taxes
         ------------

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


n)       Advertising
         -----------

                  Advertising costs are charged to expense as incurred.

o)       Recently Issued Accounting Standards
         ------------------------------------

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

q)       Reclassifications
         -----------------

                  Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE 4:  NOTES AND ACCOUNTS RECEIVABLE, NET
------   ----------------------------------

         Notes and accounts receivable consists of the following as of December 31, 2004:

Notes receivable on financed vehicles, principal and interest at rates ranging from 20-30% due in monthly installments collateralized by
respective titles                                                      $ 127,157
Wholesale Payables                                                        34,235
Retail Receivables                                                        95,616
Less: Allowance for retail doubtful accounts                              95,616
                                                                       ---------
                                                                       $ 161,392
                                                                       =========

         IMC sold notes receivable to Wells Fargo and other finance companies. The loss on the sale to Wells Fargo was approximately $140,000. The loss on the sale to other finance companies was approximately $9,000.

NOTE 5:  INVENTORY
-------  ---------

            Inventory is comprised of the following as of December 31, 2004:

                      Pre-owned vehicle inventory             $220,254
                                                              --------
                                                              $220,254
                                                              ========


NOTE 6:  PROPERTY AND EQUIPMENT, NET
------   ----------------------------

         Property and equipment consisted of the following at December 31, 2004

                 Trackers                                     $ 75,307
                 Equipment - Auto                               38,940
                 Equipment - Office                             44,788
                 Equipment - Shop                               14,393
                 Building Improvements                          75,152
                                                              --------
                                                               248,580
Less: accumulated depreciation and amortization                 84,297
                                                              --------
                                                              $164,283
                                                              ========

                  For the year ended December 31, 2004 and 2003, depreciation and amortization was approximately $43,000 and $24,000 respectively.


NOTE 7:  NOTES PAYABLE
------   -------------

         Notes payable consist of the following as of December 31, 2004:

        (a) Floor Plan Notes - Related Party Borrowings under floor plan credit facility of $1.5 million from an entity owned
            by the majority stockholder and CEO. This note is
            non-interest bearing and is payable as vehicles are sold
            along with a $50 fee for each vehicle.                    $  950,539

        (b) Floor Plan Notes-Finance Company Borrowings under floor plan credit facilities of $150,000 from one finance
            company. This facility bears interest of 2.5% above prime
            rate. Principal and interest is paid as the underlying
            vehicle is sold plus a fee of up to $65 per vehicle.
            Collateralized by specific vehicles and personally
            guaranteed by the majority stockholder and CEO.              130,715
                                                                      ----------
                                                                      $1,081,254
                                                                      ==========

                  On December 1, 2004 43,651,000 post-split shares of common stock were issued to five non-affiliated investors through a private transaction by the Company for the payment of private investor notes payable in the amount of $291,009 for principal and accrued interest.

NOTE 8:  LONG -TERM DEBT, NET OF CURRENT PORTION
------   ---------------------------------------

         Long-term debt, net of current portion consists of the following at December 31, 2004:

         6 3/8% term note payable to financial institution,              $23,026
         collateralized by vehicle. Due in monthly payments of $599 through August 2008

         Less: Current portion                                             5,876
                                                                         -------
         Long-term debt, net of current portion                          $17,150
                                                                         =======

         As at December 31, 2004 the aggregate maturities of long-term debt are as follows:

                                YEAR                 AMOUNT
                                ----                -------
                                2005                $ 5,876
                                2006                  7,179
                                2007                  6,669
                                2008                  3,302
                                                    -------
                                Total               $23,026
                                                    ========


NOTE 9:  COMMITMENTS AND CONTINGENCIES

         Leases:

                  The Company has commitments under various long-term operating lease agreements for office and operating facilities. For the years ended December 31, 2004 and 2003 total rent expense was $87,654 and $92,186 respectively. In addition to rent, the Company is responsible for operating costs, real estate taxes and insurance.

                  As of December 31, 2004, future minimum annual rental commitments under operating leases are as follows:

                                Year                    Amount
                                ----                    ------
                                2005                  $ 56,880
                                2006                    56,880
                                2007                    56,880
                                2008                    56,880
                                2009                    56,880
                                                      --------
                                                      $284,400
                                                      ========


NOTE 10: INCOME TAXES
-------- ------------

         The Company has no current or deferred income tax due to its operating losses. The Company has a federal net operating loss carry forward at December 31, 2004 and 2003 of $ 1,346,377 and $1,008,775, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2023. A valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.


         Deferred taxes consist of the following:

                                                                      2004
                                                                   ---------
                    Deferred tax assets:
                         Net operating loss carry forwards         $ 546,352
                         Less valuation allowance                   (543,352)
                                                                   ---------
                    Net deferred tax assets                        $      --
                                                                   =========

                  The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                                                2004         2003
                                                                             ----------    ---------
                Statutory rate applied to loss before income taxes          $ (114,784)    $(357,000)
                    State income taxes, net of federal income tax effect       (18,568)      (53,000)
                   Changes in valuation allowance of deferred tax asset        133,352       410,000
                                                                            ----------     ---------
                                                                             $       --     $       --
                                                                            ==========     ==========

                  The Company operated as a Subchapter S Corporation prior to the Plan of Reorginization. The Company terminated the S Corporation election on February 5, 2003.


NOTE 11: STOCKHOLDERS' DEFICIENCY
-------- ------------------------

                  In December 2003 the Company sold 2,765,000 post-split shares through a private transaction. Total proceeds received from this issuance amounted to $27,883. These shares were issued in 2004.

                  On January 13, 2004, 70,000 post-split shares of restricted common stock was issued to the now CFO for $7,500 of compensation.

                  On November 11, 2004, 7,000,000 shares (post-split) were issued to the CEO of the Company for debt reduction to Dealer Financing Company, a related party, in the amount of $50,000.

                  In December 2004, IMC authorized the issuance of shares of common stock to certain note holders who agreed to convert the outstanding principal balance and all accrued interest on their promissory notes on a $.05 for one share basis. The Company issued 42,651,000 post-split shares upon the conversion of an aggregate of $291,000 in principal and accrued interest.


NOTE 12: RELATED PARTY TRANSACTIONS
-------- --------------------------

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

                  The Chief Executive Officer (CEO), who is also the Company's majority stockholder, was paid $12,000 and deferred $25,000 in 2004, $100,000 of compensation was deferred in 2003 and $200,000 in 2002. As a result, the accompanying financial statements include an accrual for compensation due to this officer/stockholder in the amount of $325,000.

                  An entity owned by the Company's CEO/majority stockholder provides vehicle-reconditioning services to the Company. The Company incurred reconditioning costs of approximately $93,000 and $250,000 in 2004 and 2003, respectively for services performed by this entity.

                  Throughout 2004 the Company leased certain office personnel from an entity owned by the Company's CEO/majority stockholder. The Company paid approximately $46,000 and $100,000 to this entity for leased personnel in 2004 and 2003, respectively.

                  During 2004 the Company reduced $1.5 million in debt by transferring its notes receivable as of August 24, 2004 to an affiliated company, on a dollar for dollar basis. If the Company sold notes to third party finance companies, they would discount the notes receivable, which would result in a loss to the Company.

                  On November 11, 2004, 7,000,000 shares (post-split) were issued to the CEO of the Company for debt reduction owed to DFS, a related party, in the amount of $50,000.

                  In March 2005 the Company's CEO purchased Wall Street Properties. The Company entered into a new (5) five year lease $4,740 per month.


NOTE 13: OTHER INCOME AND EXPENSES
-------  -------------------------

                  Other income/expenses comprised of the following at December 31, 2004 and 2003:

                                                          2004          2003
                                                       ---------     ---------
                  Loan discount                        $ 148,539     $      --
                  Interest expense                        55,200        90,641
                  Sublet rental income                        --        (1,226)
                  Other Income                               (10)      (20,867)
                  Cost associated with acquisition            --       100,000
                                                       ---------     ---------
                                                       $ 203,729       168,548
                                                       =========     =========


NOTE 14: SUBSEQUENT EVENTS
-------- -----------------

                  On January 13, 2005, the Company amended its Certificate of Incorporation to increase its authorized common stock from 100,000,000 to 200,000,000 shares.

                  On January 18, 2005 the Company effected a 7:1 forward split of its common stock resulting in the increase of its issued and outstanding shares of common stock to 156,189,810.

                  In February 2005, Intelligent Motor Cars Group entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. Intelligent Motor Cars Group will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, Intelligent Motor Cars Group will pay a monthly management fee of $10,000 in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of which have not been determined. In exchange for equity funding, Intelligent Motor Cars Group will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant. No funding has been received, no shares of Preferred Stock issued and no warrant has been issued to the Fund.

                  On April 11, 2005 the Company amended its Certificate of Incorporation to (i) increase its authorized common stock to 500,000,000 shares, and (ii) to provide for 20,000,000 shares of "blank check" preferred stock, par value $.001 per share having such designation, preferences, relative and such other rights as the Company's Board of Directors shall, in its discretion, so designate.

                  Also on April 11, 2005, the Company filed a Certificate of Designation relating to the creation of 10,000,000 shares of Series A 6% Cumulative Convertible Preferred Stock ("Series A Preferred"). Among other things, the Series A Preferred entitles the holders to receive quarterly dividends at the rate of $.06 per share payable in cash or in shares of common stock at the Company's option based upon a formula related to the trading price of the Company's common stock. The Series A Preferred has no voting rights or liquidation preferences other than for the payment of dividends.

                  In March 2005 the Company's CEO purchased Wall Street Properties, the owner of and lndlord for the Company's leased premises. The Company entered into a new (5) five year lease at a rent of $4,740 per month.

                  On March 3, 2005 the Board of Directors authorized and approved the conversion of all debt owed at December 31, 2004 by the Company to Gerald Scalzo, the Company's Chief Executive Officer, Chairman of the Board of Directors and a major shareholder, into 14,000,000 post-split shares of restricted common stock at a conversion price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action. As of December 31, 2004, the Company was indebted to Gerald Scalzo for the past due compensation of $350,000. With the issuance, Mr. Scalzo retired $140,000 of the past due compensation owed to him, leaving a balance due of $210,000.

                  Also on March 3, 2005, the Board of Directors authorized and approved (i)the issuance of 2,500,000 post-split shares of restricted common stock to Michael Magolnick in lieu of cash compensation for services as Chief Operating Officer for the fiscal year ended December 31, 2004, and (ii) 350,000 post-split shares of restricted common stock to Harvey Judkowitz as compensation for serving as a director and as Chairman of Board's Audit Committee for the 2005 fiscal year, all at a price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with accountants.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------------------------

                  As of March 31, 2005, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as a director or executive officer, and the expiration of the terms as directors are as follows:

         Name               Age   Position                                 Period Served As Director
         -----------------  ---   ---------------------------------        -------------------------------
         Gerald Scalzo      34    President/CEO/Director                   February 5, 2003 to present (1)
         Michael Magolnick  34    Chief Operating Officer/Director         February 5, 2003 to present
         Thomas Jacobs      62    Chief Financial Officer/Director         March 2005 to present (1)
         Harvey Judkowitz   59    Director, Audit Committee Chairman       January 13, 2004 to present

         ------------------
         (1) Mr. Scalzo was the acting CFO until the appointment of Mr. Jacobs in March 2005.

                  The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. The Company did not hold an annual meeting in 2004.

         GERALD SCALZO
         -------------

                  Gerald Scalzo has served as President, Chief Executive Officer, and Chairman of the Board of Directors of the Company since February 5, 2003. He was acting Chief Financial Officer from February 2003 until January 2005. He has also been President, Chief Executive Officer and Chairman of IMC since its inception in 1995. With a background in finance and marketing, Mr. Scalzo formed Trim Express, Inc. in 1993 as a small, private auto and boat upholstery company. Trim Express provides reconditioning and administrative management services to the Company for a fee. Dealer Financing Services Ltd., also doing business as DFS, provides auto financing/floor planning services to the Company for its vehicle financing. See "Certain Relationships and Related Transactions".

         MICHAEL MAGOLNICK
         -----------------

                  Michael Magolnick has served as Chief Operating Officer and as a director of IMC since mid- 2002 and was a consultant to IMC from mid-2001 through mid-2002. Mr. Magolnick has been devoting only part of his time to the Company since early 2004 and currently serves as the managing partner of Complete Identity LLC. From 1999 to 2001, he was the founder and president of Domain Systems, a leading Internet services company. Since 1996 Mr. Magolnick has been a recognized expert in the Internet industry having been interviewed and appearing in print in the Wall Street Journal, the NY Times, American Venture Magazine, Entrepreneur Magazine, eCommerce Times, several editions of The American Business Journal and several other national publications. Prior to Domain Systems, Mr. Magolnick was the Vice President of Marketing and Communications for Platinum Television Group, where he was responsible for marketing and Internet initiatives for a $10 million TV production company. From 1991 to 1997, he was the president of Venture Consulting International, a management and marketing consulting firm, where he was involved in executive and operational administration, strategic analysis, public relations and marketing. Mr. Magolnick attended the University of Florida with a focus on Business Administration and Finance and received a certification in Corporate Governance from Tulane University Law School.

         TOM JACOBS
         ----------

                  Tom Jacobs has served as Chief Financial Officer and a member of the Board of directors of Intelligent Motor Cars Group since March 2005. Mr. Jacobs served as Controller for the Company from December 2003 through February 2005. Prior to joining the Company from August 2002 through November 2003, Mr. Jacobs acted as a consultant to several of his former clients. Mr. Jacobs was Chief Financial Officer of Biscayne Helicopters from July 1997 through August 2002. He was the Controller for Crescent Airways, Inc., a publicly traded company, from February 1986 through July 1997. Crescent Airways grew from a $6 million to a $60 million company during his tenure. He was involved with audits, financial reporting, budgets and reports to lending institutions.


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


         (b)      DIRECTORSHIPS
                  -------------

                  As listed in his biography, only Harvey Judkowitz is an executive officer/director of a company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or is subject to the requirements of Section 15(d) of the Exchange Act. None of the Company's other executive officers or directors is a director of any company registered as an investment company under the Investment Company Act of 1940.


         (c)      FAMILY RELATIONSHIPS
                  --------------------

                  There are no family relationships.

ITEM 10. EXECUTIVE COMPENSATION

         The Company did compensate Mr. Scalzo, its President, Chief Executive Officer and Acting Chief Financial Officer $12,000 during fiscal 2004 but accrued additional compensation of $25,000 for fiscal 2004.

                      SUMMARY COMPENSATION TABLE
                      --------------------------

                                          Annual Compensation                                  Long Term Compensation
                                          -------------------                                  ----------------------
                                                                                            Awards                  Payouts
                                                                                            ------                  -------
Name and                                                     Annual         Restricted    Underlying     LTIP        Other
Principal Position      Year      Salary        Bonus     Compensation     Stock Awards     Option      Payouts   Compensation
------------------      ----     --------       -----     ------------     ------------   -----------   -------   ------------
Gerald Scalzo(1)(3)     2004      37,000        None         37,000         0                None        None        None
C.E.O./Director         2003     100,000(2)     None        100,000         None             None        None        None

M. Magolnick(1)(4)      2004       2,633        None          2,633         0                None        None        None
C.O.O./Director         2003      70,000        None         70,000         5,000            None        None        None

-------------
(1) Neither Mr. Scalzo nor Mr. Magolnick were employed by or affiliated with the Company until the Acquisition in February 2003.
(2)  Compensation deferred.
(3) Mr. Scalzo converted, on March 3, 2005, $140,000 of accrued compensation into 14,000,000 post-split shares of restricted common stock.
(4) Mr. Magolnick converted, on March 3, 2005, $25,000 of compensation for 2004 into 2,500,000 post-split shares of restricted common stock.


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

         None

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE
----------------------------------------------

         None

COMPENSATION OF DIRECTORS
-------------------------

         Harvey Judkowitz is the only director who is not an employee of the Company. He receives annual compensation of $3,500 for attending meetings of the Board of Directors and 4,167 shares of restricted common stock each month for his services as Chairman of the Audit Committee.

         Other than Mr. Judkowitz, there was no compensation paid to any director in fiscal 2004.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN
----------------------------------------------------------------
CONTROL ARRANGEMENTS
--------------------

         The Company entered into an agreement with Mr. Jacobs on December 1, 2003, providing for Mr. Jacobs to be employed by the Company as Controller for a term of two years at a base salary of $50,000 per year and 10,000 shares of restricted common stock. Upon his appointment as CFO in 2005, the agreement was terminated. Currently, Mr. Jacobs has no employment agreement with the Company.

REPORT ON REPRICING OF OPTIONS
------------------------------

         None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------

                  The following table sets forth as of December 31, 2004 the ownership of common stock by persons who own beneficially more than 5% of the outstanding shares of the Company's common stock after giving effect to the 7:1 forward split effected on January 18, 2005 :

                        Name and Address              Amount and Nature of
Title of Class          of Beneficial Owner           Beneficial Ownership (1)     Percent of Class (2)
--------------          -------------------           ------------------------     --------------------
Common                  Gerald Scalzo
                        1600 W. Sunrise Blvd.
                        Fort Lauderdale, FL 33311         59,738,000 (3)                  38.24%

---------------
(1)  All shares are beneficially owned directly by the listed individual.
(2) Percentages are calculated based upon approximately 156,312,600 post-split shares issued and outstanding on December 31, 2004 but does not give effect to 14,000,000 post-split shares issued to Mr. Scalzo on March 3, 2005.
(3) Does not include 14,000,000 post split shares issued to Mr. Scalzo on March 3, 2005.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT
                  --------------------------------

                           Name and Address                Amount and Nature of
Title of Class             of Beneficial Owner             Beneficial Ownership (1)   Percent of Class (2)
--------------             -------------------             ------------------------   --------------------
Common                     Gerald Scalzo                       59,738,000 (3)               38.24%
                           1600 W. Sunrise Blvd.
                           Fort Lauderdale, FL 33311

Common                     Michael Magolnick                       41,300 (4)                  *
                           1600 W. Sunrise Blvd.
                           Fort Lauderdale, FL 33311

Common                     Harvey Judkowitz                       350,000 (5)                  *
                           10220 SW 174th Street
                           Miami, FL 33176

Officers and Directors                                         60,129,300                   38.5 %
as a Group  (3 persons) (6)

---------------
* Less than 1%

(1) All of the shares are beneficially owned directly by the listed individual.
(2) Percentages are calculated based upon 156,189,600 post-split shares issued and outstanding on December 31, 2004 that does not give effect to an aggregate of 14,600,000 shares issued to offices and.
(3) Does not include an aggregate of 14,000,000 post-split shares issued in March 2005.
(4) Does not include 2,500,000 post-split shares issued in March 2005.
(5) Mr. Judkowitz receives 4,167 shares per month for each month he serves as Chairman of the Audit Committee of the Board. He was appointed as a director and Chairman of the Audit Committee in January 2004. All of Mr. Judkowitz's shares for service in 2004 were issue in January 2005. Does not include 350,000 post-split shares issued in March 2005.
(6) Does not include Tom Jacobs who was not appointed CFO and a director in March 2005.
                                       30

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past two years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock, except as disclosed in the following paragraphs:

                  Gerald Scalzo, the Company's, President, Chief Executive Officer, prior acting Chief Financial Officer and Chairman of the Board of Directors, is the managing partner of Dealer Financing Services Ltd. ("DFS") DFS has been the primary floor planning/finance company for the Company. The terms of the agreement with DFS provide for substantially lower floor plan fees than those paid by the Company to AFC and MAFS, unaffiliated floor plan financing companies used throughout the automotive industry. DFS charges the Company $50 per floor-planned vehicle whereas AFC and MAFS charges the Company $75 per floor-planned vehicle plus interest. DFS is also the primary provider of vehicle reconditioning services to the Company. During certain periods of 2004, the Company hired DFS to provide staff and resources for various administrative needs, including but not limited to, title and tag services, accounts payable and accounts receivable collections and miscellaneous administrative and office services. At any given time as few as one and as many as four people were actively working in the Company's office under this arrangement. The Company paid DFS between $500 and $3000 per week for these services, as needed. IMC paid approximately $46,000 in 2004 and $100,000 in 2003 for these services. In addition, the Company has a $1.5 million line of credit with DFS. As of December 31, 2004, the outstanding balance on the line of credit with DFS was approximately $951,000 down from $1.3 million in 2003.

                  In March 2005 Gerald Scalzo, the Company's CEO and major shareholder, purchased Wall Street Properties, the owner of and landlord for the Company's leased premises. The Company entered into a new (5) five year lease for reduced rent of $4,740 per month, which is less than the Company previously paid.

                  In March 2005, Gerald Scalzo converted $140,000 in accrued compensation into 14,000,000 shares of post-split restricted common stock.

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

                                     PART IV


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)      AUDIT AND AUDIT-RELATED FEES
                  ----------------------------

                  For the years ended December 31, 2004 and 2003, the Company worked with two principal accountants, Rachlin Cohen & Holtz, LLP and Berkovits, Lago and Company, LLP.

                  Payments to each are as follows:

                                                             2004         2003
                                                             ----         ----
                     Rachlin Cohen & Holtz, LLP              N/A        $149,500
                     Berkovits, Lago & Company, LLP        $59,550      $  3,000

         (b)      TAX FEES
                  --------

                  No tax-related fees were billed by a principal accountant in 2003 or 2004.

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


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:
                  ---------------------------------------

                  See Index to Financial Statements attached which are included as an integral part of this Report

         (b)      REPORTS ON FORM 8-K:
                  --------------------

                  In the last quarter of the 2004 fiscal year, the Company filed no reports on Form 8-K.

         (c)      EXHIBITS:
                  ---------

         Exhibit 3.1     Certificate of Incorporation was filed as an
                           exhibit to the Company's Form SB-2 filed with the
                           Commission on May 23, 2002 and is incorporated herein
                           by this reference.
         Exhibit 3.2      Certificate of Amendment to the Certificate of
                           Incorporation was filed as an exhibit to the
                           Company's Form 8-K filed with the Commission on
                           February 7, 2003 and is incorporated herein by this
                           reference.
         Exhibit 3.2 (a)   Certificate of Amendment to the Certificate of
                           Incorporation dated January 13, 2005*
         Exhibit 3.2 (b)   Certificate of Amendment to the Certificate of
                           Incorporation filed April 11, 2005*
         Exhibit 3.2 (c)   Certificate of Designation for Series A 6% Cumulative
                           Convertible Preferred Stock filed April 11, 2005*
         Exhibit 3.3       Articles of Incorporation for Intelligent Motor Cars,
                           Inc. was filed as an exhibit to the Company's Form
                           10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
         Exhibit 3.4       By-Laws were filed as an exhibit to the Company's
                           Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
         Exhibit 3.5       Audit Committee By-Laws filed as an Exhibit to the
                           Company's Form 10-KSB filed with the Commission on April 29, 2004 and incorporated herein by this reference.
         Exhibit 10.1      Agreement and Plan of Share Exchange among Harrison
                           Holding's, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                           February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
         Exhibit 10.2      Agreement between the Company and Cross Capital Fund
                           LLP dated February 21, 2005.*
         Exhibit 23.1      Consent of Berkovits, Lago & Company LLP*
         Exhibit 31.1      Section 906 Certification by Gerald Scalzo, CEO*
         Exhibit 31.2      Section 906 Certification by Thomas Jacobs, CFO*
         Exhibit 32.1      Section 302 Certification by Gerald Scalzo, CEO*
         Exhibit 32.2      Section 302 Certification by Thomas Jacobs, CFO*

---------------
 * Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Intelligent Motor Cars Group, Inc.
Dated: April 15, 2005

                                           By: /s/ Gerald Scalzo
                                               ---------------------------------
                                               Gerald Scalzo, CEO

                                           By: /s/ Thomas Jacobs
                                               ---------------------------------
                                               Thomas Jacobs, CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                          TITLE                               DATE
---------                          -----                               ----

/s/ Gerald Scalzo                  Chairman of the Board,         April 15, 2005
-------------------------          President, CEO
Gerald Scalzo                      Title

/s/ Michael Magolnick              Chief Operating Officer,       April 15, 2005
-------------------------          Director
Michael Magolnick                  Title

/s/ Thomas Jacobs                  Chief Financial Officer,       April 15, 2005
-------------------------          Director
Thomas Jacobs                      Title

/s/ Harvey Judkowitz               Chairman of the Audit          April 15, 2005
-------------------------          Committee, Director
Harvey Judkowitz                   Title

                                 EXHIBIT INDEX


         Exhibit 3.1     Certificate of Incorporation was filed as an
                           exhibit to the Company's Form SB-2 filed with the
                           Commission on May 23, 2002 and is incorporated herein
                           by this reference.
         Exhibit 3.2      Certificate of Amendment to the Certificate of
                           Incorporation was filed as an exhibit to the
                           Company's Form 8-K filed with the Commission on
                           February 7, 2003 and is incorporated herein by this
                           reference.
         Exhibit 3.2 (a)   Certificate of Amendment to the Certificate of
                           Incorporation dated January 13, 2005*
         Exhibit 3.2 (b)   Certificate of Amendment to the Certificate of
                           Incorporation filed April 11, 2005*
         Exhibit 3.2 (c)   Certificate of Designation for Series A 6% Cumulative
                           Convertible Preferred Stock filed April 11, 2005*
         Exhibit 3.3       Articles of Incorporation for Intelligent Motor Cars,
                           Inc. was filed as an exhibit to the Company's Form
                           10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
         Exhibit 3.4       By-Laws were filed as an exhibit to the Company's
                           Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
         Exhibit 3.5       Audit Committee By-Laws filed as an Exhibit to the
                           Company's Form 10-KSB filed with the Commission on April 29, 2004 and incorporated herein by this reference.
         Exhibit 10.1      Agreement and Plan of Share Exchange among Harrison
                           Holding's, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                           February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
         Exhibit 10.2      Agreement between the Company and Cross Capital Fund
                           LLP dated February 21, 2005.*
         Exhibit 23.1      Consent of Berkovits, Lago & Company LLP*
         Exhibit 31.1      Section 906 Certification by Gerald Scalzo, CEO*
         Exhibit 31.2      Section 906 Certification by Thomas Jacobs, CFO*
         Exhibit 32.1      Section 302 Certification by Gerald Scalzo, CEO*
         Exhibit 32.2      Section 302 Certification by Thomas Jacobs, CFO*