Form 10KSB/A
period 2004-12-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-04-20
CIK 1173927

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

PART IV
         Item 14. Principal Accountant Fees and Services
         Item 15. Exhibits, Financial Statement Schedules and Reports

         SIGNATURES

         CERTIFICATION

         EXHIBIT INDEX

                                     PART I

ALL SHARE AMOUNTS REFLECT A 7:1 FORWARD SPLIT OF THE ISSUED AND OUTSTANDING COMMON STOCK ON JANUARY 18, 2005 UNLESS OTHERWISE INDICATED.

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS
--------------------------

                  Certain portions of this Annual Report on Form 10-KSB/A contain "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Intelligent Motor Cars Group, Inc. (the "Company"), or automobile related industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements, including that the Company's current revenue levels are not necessarily indicative of its future revenue levels or future financial performance. The Company's future operating results are dependent upon many factors, including: (i) whether the Company is able to obtain sufficient funding to fund its expansion plans; (ii) whether the Company is able to build the management and human resources and infrastructure necessary to support the growth of its business; (iii) competitive factors and developments in the automobile industry; (iv) federal, state and local regulations pertaining to health and environmental quality standards; licensing/registration; financing; consumer protection; and safety; (v) the Company's ability to collect on receivables from high risk credit clients; (vi) the Company's ability to efficiently price and negotiate acquisitions on a favorable basis; (vii) whether the Company efficiently integrates the operations of other automobile dealerships it may acquire; and (viii) any economic conditions that would negatively affect the Company's business and expansion plans.


BUSINESS AND ORGANIZATION
-------------------------

                  Intelligent Motor Cars Group, Inc. ("IMCG", "IMC", "Registrant" or the "Company") was incorporated in Delaware in November 2001 under the former name of Harrison Holdings, Inc. IMCG provides a suite of services that cater to the demanding South Florida auto market. Since its formation in 1995, IMC, d/b/a "Sun Auto Sales", has become a leader across the auto sales, financing and reconditioning markets in South Florida. The term "Company" shall also include IMC since it is the Company's operating business from which it derives its revenues.

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

                  The location at 1600 was leased pursuant to a five-year lease with renewal options from an unaffiliated third party. The Company paid $5,538.50/month for this space. On March 1, 2005 the Company entered into a new five year lease with monthly rent of $4,740.

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

                  Net loss for the full year 2004 was ($337,602) or ($0.003) per share versus a net loss of ($1,009,110) or ($0.011) per share for the fiscal year ended December 31, 2003.

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
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------
Current Liabilities

          Notes Payable:
          - Floor Plan Notes - Related Party                                       $   950,539
          -  Floor Plan Notes - Finance Company                                        130,715
          Accounts payable and accrued liabilities                                     231,546
          Accrued officer compensation                                                 325,000
          Current portion of long term debt                                              5,876
                                                                                   -----------
             Total current liabilities                                               1,643,676
                                                                                   -----------
          Long-term debt, net of current portion                                        17,150
                                                                                   -----------
             Total liabilities                                                       1,660,826
                                                                                   -----------
Stockholders' Deficiency:
           Common Stock - $.001 par value  200,000,000 shares
           authorized, 156,189,600 shares issued and outstanding                       156,191
           Additional paid-in-capital                                                3,191,972
           Accumulated deficit                                                      (4,428,359)
                                                                                   -----------
             TOTAL STOCKHOLDERS' DEFICIENCY                                         (1,080,196)
                                                                                   -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   580,630
                                                                                   ============

    The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                2004            2003
                                                            ------------    ------------
Revenues

              Sales of vehicles, net                        $  5,454,731    $  7,352,574
              Finance Income, net                                380,472          19,946
                                                            ------------    ------------
Total revenues                                                 5,835,203       7,372,520

Cost of sales
              Cost of sales - purchase of automobiles          4,268,633       6,040,629
              Cost of sales - other                              857,009       1,036,975
                                                            ------------    ------------

Total cost of sales                                            5,125,642       7,077,604
                                                            ------------    ------------
Gross profit                                                     709,561         294,916

General and administrative expenses:
              Stock based compensation                             7,500              --
              Officers' compensation                              39,633         123,288
              Selling, general and administrative                753,162         988,243
              Depreciation expense                                43,140          23,947
                                                            ------------    ------------
General and administrative expenses                              843,435       1,135,478

Loss from operations                                            (133,874)       (840,562)

Other expenses                                                  (203,729)       (168,548)
                                                            ------------    ------------
Loss before provision for income taxes                          (337,603)     (1,009,110)

Provision for income taxes                                            --              --
                                                            ------------    ------------
Net loss                                                    $   (337,603)   $ (1,009,110)
                                                            ============    ============
Net loss per common share - basic and diluted               $      (.003)   $      (.011)
                                                            ============    ============

Weighted average number of shares outstanding                108,497,564      94,283,252
                                                            ============    ============

    The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                     ADDITIONAL      ACCUMU-
                                                        NUMBER OF                     PAID-IN        LATED
                                                         SHARES       PAR VALUE       CAPITAL        DEFICIT         TOTAL
                                                      -----------    -----------    -----------    -----------    -----------
Balances at
December 31, 2002                                           3,500    $     3,500    $ 2,248,974    $(3,081,646)   $  (829,175)
                                                      -----------    -----------    -----------    -----------    -----------



Reverse merger of IMCG                                196,266,000        196,266       (201,169)            --         (4,900)
      To combine IMCG with IMC under the reverse
      acquisition method of business combinations

Issue 10,000,000 shares of IMCG common stock
      to former stockholders of IMC in exchange for
      their 500 shares of common stock                 69,996,500         66,500         (66,500)           --             --

Return of 23,500,000 shares of Harrison Holdings
      common stock pursuant to the combination
      with par value at $0.001 per share             (164,500,000)      (164,500)       164,500             --             --


Sale of 203,633 shares pursuant to a subscription
agreement at a  price of $1.30 to $1.50 per share       1,425,431          1,428        288,572             --        290,000

Issuance of 255,717 shares to settle notes
payable and related interest                            1,790,019          1,785        393,215             --        395,000

Issuance of 10,450 shares to delay interest
payments on notes payable                                  73,150             77         10,373             --         10,450

Issue 5,000 shares for services                            35,000             35         18,715             --         18,750

Issuance of 10,000 shares for services                     70,000             70          9,930             --         10,000

Return of 208,000 shares to treasury                   (1,456,000)        (1,456)         1,456             --             --

Net loss for the period                                        --             --             --     (1,009,110)    (1,009,110)
                                                      -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003                          103,703,600        103,705      2,868,066     (4,090,756)    (1,118,985)
                                                      -----------    -----------    -----------    -----------    -----------

Private placement                                       2,765,000          2,765         25,118             --         27,883

Shares issued to controller in lieu of compensation        70,000             70          7,430             --          7,500

Conversion of debt for stock                            7,000,000          7,000         43,000             --         50,000

Conversion of debt and accrued interest for stock      42,651,000         42,651        248,358             --        291,009

Net loss for the period                                        --             --             --       (337,603)      (337,603)
                                                      -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2004                          156,189,600    $   156,191    $ 3,191,972    $(4,428,359)   $(1,080,196)
                                                      ===========    ===========    ===========    ===========    ===========

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


Cash Flows from Operating Activities:
                                                              2004           2003
                                                           -----------    -----------
Net loss                                                   $  (337,603)   $(1,009,110)
   Adjustments to reconcile loss to net cash
   provided by (used in) operating activities:
       - Depreciation                                           43,140         23,947
       - Provisions for doubtful accounts                       48,616         (2,000)
       - Conversion of Harris Holdings                              --         (4,900)
       - Conversion of stock for services                           --         28,750
       - Stock based compensation                                7,500             --
       - Conversion of interest for stock                       11,975         10,450
       Changes in operating assets and liabilities:
          (Increase) decrease in :
             Accounts Receivable                                65,595        227,046
             Notes Receivable                                 (861,303)      (772,198)
             Inventories                                       141,310       (100,534)
             Other                                              (5,392)        (4,481)
          Increase (decrease) in :
             Accounts payable and accrued liabilities         (270,981)       460,635
             Changes in accrued officer compensation            25,000        100,000
                                                           -----------    -----------
    Net provided by cash (used) in operating activities     (1,132,143)    (1,042,395)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of Property and Equipment                       (25,502)      (123,192)
                                                           -----------    -----------
               Net cash used in investing activities           (25,502)      (123,192)
                                                           -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES :

   Proceeds from notes payable - related parties             1,086,483      1,224,369
   Payments on floorplan loans - un-related party                8,059        (11,141)
   Payments on stockholder loans payable                            --       (260,576)
   Proceeds from notes                                              --         11,147
   Payment on notes                                             (9,026)       (43,432)
   Proceeds from Issuance of Common Stock                       27,883        265,000
                                                           -----------    -----------
               Net cash provided by financing activities     1,113,399      1,185,367
                                                           -----------    -----------


NET INCREASE (DECREASE) IN CASH                                (44,246)        19,780

CASH, BEGINNING OF YEAR                                         58,693         38,913

                                                           -----------    -----------
CASH, END OF YEAR                                          $    14,447    $    58,693
                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for interest              $    55,200    $    90,641
                                                           ===========    ===========


Notes and interest payable converted to stock              $   341,009    $   692,450
                                                           ===========    ===========

Notes receivable exchanged for related party debt          $ 1,556,345    $        --
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

q)       Reclassifications
         -----------------

                  Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE 4:  NOTES AND ACCOUNTS RECEIVABLE, NET
------   ----------------------------------

         Notes and accounts receivable consists of the following as of December 31, 2004:

Notes receivable on financed vehicles, principal and interest at rates ranging from 20-30% due in monthly installments collateralized by
respective titles                                                     $ 127,157
Wholesale Receivables                                                    34,235
Retail Receivables                                                       95,616
                                                                      ---------
                                                                        257,008
Less: Allowance for retail doubtful accounts                            (95,616)
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

NOTE 8:  LONG -TERM DEBT, NET OF CURRENT PORTION
------   ---------------------------------------

         Long-term debt, net of current portion consists of the following at December 31, 2004:

         6 3/8% term note payable to financial institution,              $23,026
         collateralized by vehicle. Due in monthly payments of $599 through August 2008

         Less: Current portion                                           (5,876)
                                                                         -------
         Long-term debt, net of current portion                          $17,150
                                                                         =======

         As at December 31, 2004 the aggregate maturities of long-term debt are as follows:

                                YEAR                 AMOUNT
                                ----                -------
                                2005                $ 5,876
                                2006                  7,179
                                2007                  6,669
                                2008                  3,302
                                                    -------
                                Total               $23,026
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

                  On March 1, 2005 the Company entered into a new (5) five year lease with Wall Street Properties, the owner and landlord for the Company's leased premises, at a rent of $4,740 per month.

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

         (c)      EXHIBITS:
                  ---------

         Exhibit 3.1     Certificate of Incorporation was filed as an
                           exhibit to the Company's Form SB-2 filed with the
                           Commission on May 23, 2002 and is incorporated herein
                           by this reference.
         Exhibit 3.2      Certificate of Amendment to the Certificate of
                           Incorporation was filed as an exhibit to the
                           Company's Form 8-K filed with the Commission on
                           February 7, 2003 and is incorporated herein by this
                           reference.
         Exhibit 3.2 (a)   Certificate of Amendment to the Certificate of
                           Incorporation dated January 13, 2005
         Exhibit 3.2 (b)   Certificate of Amendment to the Certificate of
                           Incorporation filed April 11, 2005
         Exhibit 3.2 (c)   Certificate of Designation for Series A 6% Cumulative
                           Convertible Preferred Stock filed April 11, 2005
         Exhibit 3.3       Articles of Incorporation for Intelligent Motor Cars,
                           Inc. was filed as an exhibit to the Company's Form
                           10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
         Exhibit 3.4       By-Laws were filed as an exhibit to the Company's
                           Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
         Exhibit 3.5       Audit Committee By-Laws filed as an Exhibit to the
                           Company's Form 10-KSB filed with the Commission on April 29, 2004 and incorporated herein by this reference.
         Exhibit 10.1      Agreement and Plan of Share Exchange among Harrison
                           Holding's, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                           February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
         Exhibit 10.2      Agreement between the Company and Cross Capital Fund
                           LLP dated February 21, 2005.
         Exhibit 10.3      Lease Agreement between the Company and Wall Street
                           Properties dated March 1, 2005.*
         Exhibit 23.1      Consent of Berkovits, Lago & Company LLP*
         Exhibit 31.1      Section 906 Certification by Gerald Scalzo, CEO
         Exhibit 31.2      Section 906 Certification by Thomas Jacobs, CFO
         Exhibit 32.1      Section 302 Certification by Gerald Scalzo, CEO
         Exhibit 32.2      Section 302 Certification by Thomas Jacobs, CFO

---------------
 * Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Intelligent Motor Cars Group, Inc.
Dated: April 20, 2005

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


SIGNATURE                          TITLE                               DATE
---------                          -----                               ----

/s/ Gerald Scalzo                  Chairman of the Board,         April 20, 2005
-------------------------          President, CEO
Gerald Scalzo                      Title

/s/ Michael Magolnick              Chief Operating Officer,       April 20, 2005
-------------------------          Director
Michael Magolnick                  Title

/s/ Thomas Jacobs                  Chief Financial Officer,       April 20, 2005
-------------------------          Director
Thomas Jacobs                      Title

/s/ Harvey Judkowitz               Chairman of the Audit          April 20, 2005
-------------------------          Committee, Director
Harvey Judkowitz                   Title

                                 EXHIBIT INDEX


         Exhibit 3.1     Certificate of Incorporation was filed as an
                           exhibit to the Company's Form SB-2 filed with the
                           Commission on May 23, 2002 and is incorporated herein
                           by this reference.
         Exhibit 3.2      Certificate of Amendment to the Certificate of
                           Incorporation was filed as an exhibit to the
                           Company's Form 8-K filed with the Commission on
                           February 7, 2003 and is incorporated herein by this
                           reference.
         Exhibit 3.2 (a)   Certificate of Amendment to the Certificate of
                           Incorporation dated January 13, 2005
         Exhibit 3.2 (b)   Certificate of Amendment to the Certificate of
                           Incorporation filed April 11, 2005
         Exhibit 3.2 (c)   Certificate of Designation for Series A 6% Cumulative
                           Convertible Preferred Stock filed April 11, 2005
         Exhibit 3.3       Articles of Incorporation for Intelligent Motor Cars,
                           Inc. was filed as an exhibit to the Company's Form
                           10-KSB filed with the Commission on May 23, 2003 and is incorporated herein by this reference.
         Exhibit 3.4       By-Laws were filed as an exhibit to the Company's
                           Form SB-2 filed with the Commission on May 23, 2002 and is incorporated herein by this reference.
         Exhibit 3.5       Audit Committee By-Laws filed as an Exhibit to the
                           Company's Form 10-KSB filed with the Commission on April 29, 2004 and incorporated herein by this reference.
         Exhibit 10.1      Agreement and Plan of Share Exchange among Harrison
                           Holding's, Inc., Intelligent Motor Cars, Inc. and the shareholders of Intelligent Motor Cars, Inc. dated
                           February 5, 2003 was filed as an exhibit to the Company's Form 8-K filed with the Commission on February 7, 2003 and is incorporated herein by this reference.
         Exhibit 10.2      Agreement between the Company and Cross Capital Fund
                           LLP dated February 21, 2005.
         Exhibit 10.3      Lease Agreement between the Company and Wall Street
                           Properties dated March 1, 2005.*
                           LLP dated February 21, 2005.
         Exhibit 23.1      Consent of Berkovits, Lago & Company LLP
         Exhibit 31.1      Section 906 Certification by Gerald Scalzo, CEO
         Exhibit 31.2      Section 906 Certification by Thomas Jacobs, CFO
         Exhibit 32.1      Section 302 Certification by Gerald Scalzo, CEO
         Exhibit 32.2      Section 302 Certification by Thomas Jacobs, CFO

---------------
 * Filed herewith.
                                       34