Form 10QSB
period 2005-03-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-05-23
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

               1600 WEST SUNRISE BLVD., FORT LAUDERDALE, FL 33311
                    (Address of principal executive offices)

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

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at March 31, 2005 is 184,639,810.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INTELLIGENT MOTOR CARS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------                      March 31,     December 31,
                                                                   2005           2004
                                                               -----------     -----------
Current Assets
          Cash and cash equivalents                            $    13,012     $    14,447
          Notes and Accounts Receivable, Net                       204,007         161,392
          Inventories                                              237,014         220,254
                                                               -----------     -----------
             Total current assets                                  454,033         396,093
                                                               -----------     -----------

        Property and Equipment, Net                                153,498         164,283
        Other Assets                                                20,178          20,254
                                                               -----------     -----------
             Total Assets                                      $   627,709     $   580,630
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities

          Notes Payable:
          - Floor Plan Notes - Related Party                   $ 1,008,469     $   950,539
          - Floor Plan Notes - Finance Company                     142,735         130,715
          Accounts Payable and accrued liabilities                 174,095         231,546
          Accrued officer compensation                             185,000         325,000
          Current portion of long term debt                          5,876           5,876
                                                               -----------     -----------
             Total current liabilities                           1,516,175       1,643,676
                                                               -----------     -----------

          Long-term debt, net of current portion                    15,950          17,150
                                                               -----------     -----------
             Total liabilities                                   1,532,125       1,660,826
                                                               -----------     -----------

STOCKHOLDERS' DEFICIENCY:
           Common Stock - $.001 par value 200,000,000
           shares authorized, 184,639,810 shares
           issued and outstanding                                  337,864         156,191
           Additional paid-in-capital                            3,200,436       3,191,972
           Accumulated deficit                                  (4,442,716)     (4,428,359)
                                                               -----------     -----------
             TOTAL STOCKHOLDERS' DEFICIENCY                       (904,416)     (1,080,196)
                                                               -----------     -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $   627,709     $   580,630
                                                               ===========     ===========

See accompanying notes to consolidated condensed financial statements

                       INTELLIGENT MOTOR CARS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             March 31,         March 31,
                                                               2005              2004
                                                          -------------     -------------
Revenues

            Net sales of vehicles                         $   1,007,842     $   2,109,512
            Finance Income, net                                   8,271            84,387
                                                          -------------     -------------
Total revenues                                                1,016,113         2,193,899

Cost of sales
            Cost of sales - purchase of automobiles             812,326         1,495,744
            Cost of sales - other                               127,048           352,276
                                                          -------------     -------------
Total cost of sales                                             939,374         1,848,020
Gross profit                                                     76,739           345,879

General and administrative expense
            Stock based compensation                               --               7,500
            Officers' compensation                                 --              29,000
            Selling, general and administrative                  78,863           187,922
            Depreciation expense                                 10,785             9,503
                                                          -------------     -------------
General and administrative expense                               89,648           233,925

Income (expense) from operations                                (12,909)          111,954

Other (expense)                                                  (1,448)          (16,729)
                                                          -------------     -------------
Income (expense) before taxes                                   (14,357)           95,225

Income taxes                                                         --                --
                                                          -------------     -------------
Net income (loss)                                         $     (14,357)    $      95,225
                                                          =============     =============
Net income (loss) per common share - basic and diluted    $     (0.0001)    $       0.001
                                                          =============     =============

Weighted average number of shares outstanding               123,095,255        94,297,441
                                                          =============     =============

See accompanying notes to consolidated condensed financial statements.

                       INTELLIGENT MOTOR CARS GROUP, INC.
                      CASH FLOWS FROM OPERATING ACTIVITIES:

                                                                  Three months
                                                                 ended March 31, December 31,
                                                                       2005         2004
                                                                 --------------- ------------
Net loss                                                         $   (14,357)    $  (337,603)
   Adjustments to reconcile loss to net cash
   provided by (used in) operating activities:
       - Depreciation                                                 10,785          43,140
       - Provisions for doubtful accounts                                             48,616
        -Conversion of stock for services                             25,000
       - Stock based compensation                                    140,000           7,500
       - Conversion of interest for stock                                             11,975
       Changes in operating assets and liabilities:
          (Increase) decrease in :
             Accounts Receivable                                      19,905          65,595
             Notes Receivable                                        (62,520)       (861,303)
             Inventories                                             (16,760)        141,310
             Other                                                        76          (5,392)
          Increase (decrease) in :
             Accounts payable and accrued liabilities                (99,605)       (270,981)
             Changes in accrued officer compensation                (140,000)         25,000

                                                                 -----------     -----------
    Net cash used in operating activities                           (137,476)     (1,132,143)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of Property and Equipment                                  --         (25,502)
                                                                                 -----------
                                                                 -----------     -----------
               Net cash used in investing activities                      --         (25,502)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES :

   Proceeds from notes payable - related parties                     105,085       1,086,483
   Payments on floorplan loans - un-related party                      7,020           8,059
   Payments on stockholder loans payable
   Proceeds from notes
   Payment on notes                                                   (1,201)         (9,026)
   Proceeds from Issuance of Common Stock                             25,137          27,883

                                                                 -----------     -----------
               Net cash provided by financing activities             136,041       1,113,399
                                                                 -----------     -----------

Net Decrease in Cash                                                  (1,435)        (44,246)

Cash, beginning of period                                             14,447          58,693

                                                                 -----------     -----------
Cash, end of period                                              $    13,012     $    14,447
                                                                 ===========     ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for interest                    $     1,448     $    55,200
                                                                 ===========     ===========

    Notes and interest payable converted to stock                $        --     $   341,009
                                                                 ===========     ===========

  Notes receivable exchanged for related party debt              $        --     $ 1,556,345
                                                                 ===========     ===========

   Deferred compensation for related party converted to stock    $   140,000     $        --
                                                                 ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1.  BASIS OF PRESENTATION
-------  ---------------------

            The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2005 and the results of operations for three months ended March 31, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed on April 15, 2005 and amended on April 20, 2005. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.


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


NOTE 3.  GOING CONCERN
-------  -------------
            The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the three months ended March 31, 2005 the Company reported net losses of approximately $14,000. The Company's consolidated balance sheet at March 31,2005 reflects negative working capital and a stockholders' deficiency of approximately $904,000. These factors amongst others raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to continue its operations and become profitable by increasing cash transactions and focusing additional resources on wholesale sales and re-launch of its internal financing division in 2005. Management believes this would allow the Company to execute its business plan, achieve its revenue projections, and provide working capital for inventory and floor planning activities although no assurance can be given that this will occur due to the Company's continuing lack of funding to achieve its business goals including for expansion.

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


NOTE 4.  RELATED PARTY TRANSACTIONS
-------  --------------------------

         In 2005 and in 2004, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. At March 31, 2005, the Company owes its affiliates $1,008,000 for goods and services.

         On March 3, the Board of Directors authorized and approved the conversion of all debt owed at December 31, 2004 by the Company to Gerald Scalzo, the Company's Chief Executive Officer, Chairman of the Board of Directors and a major shareholder, into 14,000,000 shares of restricted common stock at a conversion price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action. As of December 31, 2004, the Company was indebted to Gerald Scalzo for the past due compensation of $325,000. With the issuance of these shares, Mr. Scalzo retired $140,000 of the past due compensation owed to him, leaving a balance due of $185,000.

NOTE 5.  COMMON STOCK
-------  ------------

         On January 13, 2005, the Company amended its Certificate of Incorporation to increase its authorized common stock from 100,000,000 to 200,000,000 shares.

         On January 18, 2005 the Company effected a 7:1 forward split of its common stock resulting in the increase of its issued and outstanding shares of common stock to 184,639,810.

         In February 2005, Intelligent Motor Cars Group entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. IMC will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, Intelligent Motor Cars Group will pay a monthly management fee of $10,000 dollars in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of which have not been approved by the Company. In exchange for equity funding, Intelligent Motor Cars Group will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant. No funding has been received during the quarter ended March 31, 2005, no shares of Preferred Stock issued and no warrant has been issued to the Fund.

         On March 3, the Board of Directors authorized and approved the conversion of all debt owed at December 31, 2004 by the Company to Gerald Scalzo, the Company's Chief Executive Officer, Chairman of the Board of Directors and a major shareholder, into 14,000,000 post-split shares of restricted common stock at a conversion price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action. As of December 31, 2004, the Company was indebted to Gerald Scalzo for the past due compensation of $325,000. With the issuance of these shares, Mr. Scalzo retired $140,000 of the past due compensation owed to him, leaving a balance due of $185,000.

         Also on March 3, 2005, the Board of Directors authorized and approved
(i) the issuance of 2,500,000 shares of restricted common stock to Michael Magolnick in lieu of cash compensation for services as Chief Operating Officer for the fiscal year ended December 31, 2004, and (ii) 350,000 shares of restricted common stock to Harvey Judkowitz as compensation for serving as a director and as Chairman of Board's Audit Committee for the 2005 fiscal year, all at a price of $.01 per share based upon a percentage value of the sale price of a share of common stock on March 2, 2005, the trading day immediately preceding the date of the Board's action."

         On March 17, 2005, the Board of Directors authorized and approved the sale of 1,331,000 shares through a private transaction. Total proceeds received from this issuance amounted to $25,137.

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

          In September 2003, the Company launched its first retail buy here/pay here dealership at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. .In the third quarter of 2004, the Company discontinued its buy here/pay here program. The company focuses on cash sales and financing through third party finance companies. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2004, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2005. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained. It is the Company's plan to continue building its profitable cash business as well as its wholesale division.

         Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved.


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2005

         For the first quarter ended March 31, 2005, the Company's total assets are approximately $627,700 compared to approximately $2,112,500 for the first quarter in 2004. The notes and accounts receivable as of March 31, 2005 is $204,007 compared to $1,485,679. Discontinuing our buy here/pay here model due to lack of funding and the sale of notes receivable to reduce related party debt to continue operations in 2004 were responsible for the decrease.

         For the first quarter ended March 31, 2005, the Company's current liabilities are $627,709 compared to $1,516,175 for the first quarter ended March 31, 2004. Sale of notes receivable to reduce debt and continue operations last year is responsible for the decrease.

         For the three months ended March 31, 2005, the Company reported a net loss of ($14,537) or ($0.0001) compared to income of $95,000 or $0.001 per share.

         Sales for the first quarter ended March 31, 2005 were approximately $1.0 million in revenues versus $2.2 million for the quarter ended March 31, 2004. During the first quarter of 2004, the Company was conducting its business as a buy here/pay here operation. Buy here/pay here business model was suspended during the third quarter 2004 due to lack of funding. The Company focused on more cash sales and selling financed sales to third party finance companies that resulted in the sale of fewer units.

         Cost of goods sold for the first quarter ended March 31, 2005 are approximately $939,000 versus approximately $1,848,000 for the same period in 2004. The decrease is due to fewer sales for the quarter and cost cutting measures.

         General and administrative expenses for the three months ended March 31, 2005 was approximately $90,000 as compared to approximately $233,928 for the same period in 2004. The reduction was due to a reduction in professional fees of approximately $38,000, cost cutting measures including health insurance benefits, reduced officers' compensation of $29,000 and stock based compensation of $7,500.

         Other expenses for the first quarter ended March 31, 2005 were lower due to the satisfaction of interest bearing notes payable in 2004. Interest expense for the first quarter ended March 31,2005 is $1,448 versus quarter ended March 31, 2004 of $16,279.


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

         In February 2005, Intelligent Motor Cars Group entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. IMC will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, Intelligent Motor Cars Group will pay a monthly management fee of $10,000 dollars in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of which have not been approved by the Company. In exchange for equity funding, Intelligent Motor Cars Group will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant. No funding has been received for the first quarter, no shares of Preferred Stock issued and no warrant has been issued to the Fund.



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



                           PART II. OTHER INFORMATION


ITEM 1.   EXHIBITS

Exhibits:

31.1 Certifications of the Chief Executive Officer and pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Certifications of the Chief Financial Officer and pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: May 23, 2005

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:  /s/ Gerald Scalzo
     -----------------------
     Gerald Scalzo
     Chief Executive Officer