Form 10QSB/A
period 2005-03-31
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-09-14
CIK 1173927

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

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at March 31, 2005 is 177,640,000.

                                TABLE OF CONTENTS

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

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
         Item 15. Principal Accountant Fees and Services
         SIGNATURES


         CERTIFICATION

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Intelligent Motor Cars Group, Inc.
Consolidated Balance Sheet
(Unaudited)

                                                                           As of
                                                                       March 31, 2005
                                                                       --------------
                             Assets

Current Assets:
       Cash and cash equivalents                                        $    13,012
       Notes and accounts receivable, net                                   204,007
       Inventories                                                          237,014
                                                                        -----------
             Total current assets                                           454,033

Property and equipment, net                                                 153,498
Other assets                                                                 20,178
                                                                        -----------
             Total assets                                               $   627,709
                                                                        ===========

             Liabilities and Stockholders' Deficiency

Current liabilities
       Notes payable:
             Related party                                              $ 1,008,469
             Floor plan notes - finance companies                           142,735
       Accounts payable and accrued liabilities                             174,095
       Accrued officer compensation                                         185,000
       Current portion of long term debt                                      5,876
                                                                        -----------
             Total current liabilities                                    1,516,175
                                                                        -----------

Long-term debt, net of current portion                                       15,950
                                                                        -----------
             Total liabilities                                            1,532,125
                                                                        -----------

Stockholders' Deficiency
       Common stock - $.001 par value 200,000,000 shares
             authorized, 184,323,837 shares issued and outstanding          177,640
       Additional paid - in capital                                       3,417,160
       Accumulated deficit                                               (4,499,216)
                                                                        -----------
             Total stockholders' deficiency                                (904,416)
                                                                        -----------


             Total liabilities and stockholders' deficiency             $   627,709
                                                                        ===========

See accompanying notes to consolidated condensed financial statements

Intelllegent Motor Cars Group, Inc. and Subsidary
Consolidated Statements of Operations
(Unaudited)

                                                         Three months ended   Three months ended
                                                            March 31,2005       March 31,2004
                                                            -------------       -------------
Revenues

              Net sales of vehicles                         $   1,007,842       $   2,109,512
              Finance Income, net                                   8,271              84,387
                                                            -------------       -------------
Total revenues                                                  1,016,113           2,193,899

Cost of sales
              Cost of sales - purchase of automobiles             812,326           1,495,744
              Cost of sales - other                               127,048             352,276
                                                            -------------       -------------
Total cost of sales                                               939,374           1,848,020
                                                            -------------       -------------
Gross profit                                                       76,739             345,879

General and administrative expenses:
              Stock based compensation                               --                 7,500
              Officers' compensation                                 --                29,000
              Selling, general and administrative                 135,363             187,922
              Depreciation expense                                 10,785               9,503
                                                            -------------       -------------
Total general and administrative expenses                         146,148             233,925

Income (loss) from operations                                     (69,409)            111,954

Other (expense)                                                    (1,448)            (16,729)
                                                            -------------       -------------
Net income (loss)                                                 (70,857)             95,225
                                                            =============       =============
Net income (loss) per common share - basic and diluted      $     (0.0006)      $       0.001
                                                            =============       =============
Weighted average number of shares outstanding                 123,080,871          94,283,252
                                                            =============       =============

See accompanying notes to consolidated condensed financial statements

Intelligent Motor Cars Group, Inc.
Statements of Cash Flows
(Unaudited)

                                                             Three months    Three months
                                                            ended March 31, ended March 31,
                                                                 2005            2004
                                                              ---------       ---------
Cash Flow From Operating Activities:

 Net income (loss)                                            $ (70,857)      $  95,225
   Adjustments to reconcile income loss to net cash
   (used in) operating activities:
       - Depreciation                                            10,785           9,503
       - Provisions for doubtful accounts                          --            (9,356)
       - Stock based compensation                                 7,500
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                 19,905         100,693
             Notes receivable                                   (62,520)       (656,374)
             Inventories                                        (16,760)          7,747
             Other assets                                            76          (4,422)
          Increase (decrease) in:
             Accounts payable and accrued liabilities           (74,605)        707,238
             Changes in accrued officer compensation               --            25,000
                                                              ---------       ---------
               Net cash provided by (used in)
                 operating activities                          (193,976)        282,754
                                                              ---------       ---------

Cash Flows from Investing Activities:

  Acquisitions of Property and Equipment                           --            (3,914)
                                                              ---------       ---------
               Net cash used in investing activities               --            (3,914)
                                                              ---------       ---------


Cash Flows from Financing Activities:

   Advances (payments) of notes payable - related parties       105,085        (292,845)
   Proceeds from notes payable - related parties                  7,020          29,780
   Proceeds from notes                                             --             2,922
   Payment on notes                                              (1,201)           --
   Proceeds from Issuance of Common Stock                        81,637            --
                                                              ---------       ---------
               Net cash provided by (used in)
                 financing activities                           192,541        (260,143)
                                                              ---------       ---------


Change in cash                                                   (1,435)         18,697

Cash, beginning of period                                        14,447          58,693
                                                              ---------       ---------
Cash, end of period                                           $  13,012       $  77,390
                                                              =========       =========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for interest                 $   1,448       $  16,729
                                                              =========       =========

Supplemental Disclosure of Non Cash Activities
   Accrued officer compensation converted to stock            $ 140,000       $    --
                                                              =========       =========

See accompanying notes to consolidated condensed financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1.  BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements and cash flows have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2005 and the results of operations for three months ended March 31, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed on April 15, 2005 and amended on April 20, 2005. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.


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


NOTE 3.  GOING CONCERN

               The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the three months ended March 31, 2005 the Company reported net losses of approximately $71,000. The Company's consolidated balance sheet at March 31,2005 reflects negative working capital and a stockholders' deficiency of approximately $904,000. These factors amongst others raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to continue its operations and become profitable by increasing cash transactions and focusing additional resources on wholesale sales and re-launch of its internal financing division in 2005. Management believes this would allow the Company to execute its business plan, although no assurance can be given that this will occur due to the Company's continuing lack of funding to achieve its business goals including expansion plans.

         Management believes that the actions presently being taken on by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.  RELATED PARTY TRANSACTIONS

         In 2005 and in 2004, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. At March 31, 2005, the Company owes its affiliates approximately $1,008,000 for goods and services.

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

NOTE 5.  COMMON STOCK

              In January 2005, the Company amended its Certificate of Incorporation to increase its authorized common stock from 100,000,000 to 200,000,000 shares.

              On January 13, 2005. the Company issued 350,000 post-split shares of restricted common stock to Harvey Judkowitz as compensation for serving as a Director and as Chairman of Board's Audit Committee services rendered in 2004.

         On January 18, 2005 the Company affected a 7:1 forward split of its common stock resulting in the increase of its issued and outstanding shares of common stock to 156,189,810 as of December 31, 2004.

         In February 2005, The Company entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. The Company will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, The Company will pay a monthly management fee of $10,000 dollars in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of the agreement have not been determined. In exchange for equity funding, The Company will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant No funding has been received during the quarter ended March 31, 2005, no shares of Preferred Stock issued and no warrant has been issued to the Fund.

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

         Also on March 3, 2005, the Board of Directors authorized and approved
(i)the issuance of 2,500,000 shares of restricted common stock to Michael Magolnick in lieu of cash compensation for services as Chief Operating Officer for the fiscal year ended December 31, 2004, and (ii) 350,000 shares of restricted common stock to Harvey Judkowitz as compensation for serving as a Director and as Chairman of Board's Audit Committee for the 2005 fiscal year.

         On March 3, 2005, the Board of Directors authorized and approved the sale of 3,269,000 shares through a private transaction. Total proceeds received from this issuance were $21,172.50.

         On March 17, 2005, the Board of Directors authorized and approved the sale of 981,000 shares through a private transaction. Total proceeds received from this issuance amounted to $3,964.50

NOTE 6.  SUBSEQUENT EVENTS

         In April 2005, the Company amended its Certificate of Incorporation to increase its authorized Common Stock from 200,000,000 to 500,000,000 shares.

         In the third quarter 2005 the Company is changing it business model from retail sale to wholesale sale. .

         As of September 14, 2005 the Company has received from Cross Capital Fund, LLC three distribution checks in six months totaling $52,000. The fund has failed to perform for the last three months in the manner expected to sustain the company's growth.

         Due to the lack of funds and non-profitable quarters the Company has made the decision to close its existing location and move its corporate headquarters to a less expensive office/warehouse location, 750 E Prospect Road, Oakland Park FL 33309. Wall Street Properties (the former lessor) has released the Company from its existing lease with no penalties.

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

         In September 2003, the Company launched its first retail buy here/pay here dealership at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. .In the third quarter of 2004, the Company discontinued its buy here/pay here program. The company focuses on cash sales and financing through third party finance companies. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2004, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2005. Our ability to continue as a going concern is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained. It is the Company's plan to continue building its profitable cash business as well as its wholesale division. These conditions amongst others raise substantial doubt about the Company's ability to continue as a going concern.

         In February 2005, the Company entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. The Company will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, the Company will pay a monthly management fee of $10,000 dollars in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of the which have not been determined. In exchange for equity funding, the Company will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant No funding has been received for the first quarter. There have been no transactions between the Company and Cross Capital Fund, LLC during the quarter ended March 31, 2005.

         As of September 14, 2005 the Company has received from Cross Capital Fund, LLC three distribution checks in six months totaling $52,000. The fund has failed to perform for the last three months in the manner expected to sustain the company's growth.

         Due to the lack of funds and non-profitable quarters the Company has made the decision to close its existing location and move its corporate headquarters to a less expensive office/warehouse location, 750 E Prospect Road, Oakland Park FL 33309. Wall Street Properties (the former lessor) has released the Company from its existing lease with no penalties.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2005

         For the first quarter ended March 31, 2005, the Company's total assets reported are at just over $627,700 compared to just over $580,630 for the for the year ended December 31,2004.

         For the first quarter ended March 31, 2005, the Company's current liabilities are $1,516,175 compared to $1,643,676 for the year ended December 31, 2004 2004.

         For the three months ended March 31, 2005, the Company reported a net loss of $70,857 or $0.0006 compared to income of $95,000 or $0.001 per share.

         Sales for the first quarter ended March 31, 2005 were approximately $1.0 million in revenues versus $2.2 million for the quarter ended March 31, 2004. During the first quarter of 2004, the Company was conducting its business as a buy here/pay here operation. Buy here/pay here business model was suspended in 2004 due to lack of funding. The Company focused on more cash sales and selling financed sales to third party finance companies which resulted in the sale of fewer units.

         Cost of Goods Sold for the first quarter ended March 31, 2005 is approximately $939,000 versus approximately $1,848,000 for the same period in 2004. The decrease is due to less sales for the quarter and cost cutting measures.

         General and administrative expenses for the three months ended March 31, 2005 was approximately $146,148 as compared to approximately $233,925 not including depreciation for the same period in 2004. The reduction was due to cost cutting measures including health insurance benefits, reduced officer's compensation of $29,000 and stock based compensation of $7,500.

         Other expenses for the first quarter ended March 31, 2005 were lower due to the payoff of interest bearing notes payable in 2004. Interest expense for the first quarter ended March 31, 2005 is $1,448 versus quarter ended March 31, 2004 of $16,279.


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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: September 13, 2005

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:  /s/ Gerald Scalzo
     -------------------------------
     Gerald Scalzo
     Chief Executive Officer


By:  /s/ Thomas L. Jacobs
     -------------------------------
     Thomas L. Jacobs
     Chief Financial Officer