Form 10QSB
period 2005-06-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-09-14
CIK 1173927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at June 30, 2005 is 184,323,837.

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

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports
         Item 15. Principal Accountant Fees and Services
         SIGNATURES

         CERTIFICATION

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDARY
Consolidated Balance Sheets
(Unaudited)

                                                                        As of
                                                                     June 30,2005
                                                                     -----------
                                  ASSETS
Current Assets:
      Cash and cash equivalents                                      $     3,495
      Notes and accounts receivable, net                                 116,183
      Inventories                                                        129,263
                                                                     -----------
           Total current assets                                          248,941

Property and equipment, net                                              142,713
Other assets                                                              20,178
                                                                     -----------
           Total assets                                              $   411,832
                                                                     ===========
           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
      Notes payable:
           Related party                                             $   963,634
           Floor plan notes - finance companies                           31,901
      Accounts payable and accrued liabilities                           264,617
      Accrued officer compensation                                       185,000
      Current portion of long term debt                                    7,876
                                                                     -----------
           Total current liabilities                                   1,453,028
                                                                     -----------

Long-term debt, net of current portion                                    13,350
                                                                     -----------
           Total liabilities                                           1,466,378
                                                                     -----------

Stockholders' Deficiency
      Common stock - $.001 par value 500,000,000 shares
           authorized, 184,323,837 shares issued and outstanding         184,325
      Additional paid - in capital                                     3,469,537
      Accumulated deficit                                             (4,708,408)
                                                                     -----------
           Total stockholders' deficiency                             (1,054,546)
                                                                     -----------
           Total liabilities and stockholders' deficiency            $   411,832
                                                                     ===========

See accompanying notes to consolidated financial statements

Intelllegent Motor Cars Group,
Inc.
Consolidated Statements of
Operations

(Unaudited)
                                                    Six months        Six months        Three months       Three months
                                                      ended             ended              ended              ended
                                                     June 30,          June 30,           June 30,           June 30,
                                                       2005              2004               2005               2004
                                                  -------------      -------------      -------------      -------------
Revenues

          Net sales of vehicles                   $   1,949,346      $   3,253,796      $     941,504      $   1,306,387
          Finance income, net                            14,795            179,334              6,524             17,480
                                                  -------------      -------------      -------------      -------------
Total revenues                                        1,964,141          3,433,130            948,028          1,323,867

Cost of sales
          Cost of sales - purchase of
          automobiles                                 1,656,050          2,571,501            843,724          1,075,757
          Cost of sales - other                         272,066            625,614            145,018            273,338
                                                  -------------      -------------      -------------      -------------
Total cost of sales                                   1,928,116          3,197,115            988,742          1,349,095
                                                  -------------      -------------      -------------      -------------
Gross profit (loss)                                      36,025            236,015            (40,714)           (25,228)

General and administrative expense
          Stock based compensation                       59,063                 --             59,063                 --
          Officers' compensation                             --             53,784                 --             24,784
          Selling, general and
          administrative                                233,994            321,288             98,631            126,114
          Depreciation expense                           21,570             19,006             10,785              9,503
                                                  -------------      -------------      -------------      -------------
General and administrative expense                      314,627            394,078            168,479            160,401

Loss from operations                                   (278,602)          (158,063)          (209,193)          (185,629)

Other income (expenses)                                  (1,448)           139,169                 --             71,510
                                                  -------------      -------------      -------------      -------------


Net loss                                          $    (280,050)     $     (18,894)     $    (209,193)     $    (114,119)
                                                  =============      =============      =============      =============
Net loss per common share - basic and
diluted                                           $      (0.002)     $      (0.000)     $      (0.001)     $      (0.001)
                                                  =============      =============      =============      =============

Weighted average number of shares outstanding       141,705,488        104,039,117        141,705,488        104,039,117
                                                  =============      =============      =============      =============

See accompanying notes to consolidated condensed financial statements

INTELLIGENT MOTOR CARS GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Six months     Six months
                                                               ended           ended
                                                              June 30,        June 30,
                                                               2005            2004
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(280,050)     $ (18,894)
   Adjustments to reconcile loss to net cash
   used in operating activities:
       - Depreciation                                           21,570         19,006
       - Provisions for doubtful accounts                           --        (17,650)
       - Conversion of stock for services                      140,562             --
       - Stock based compensation                                   --          7,500
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                               (14,586)       102,495
             Notes receivable                                   59,794       (660,559)
             Inventories                                        90,991            217
             Other                                                  76         (9,162)
          Increase (decrease) in:
             Bank over draft                                        --          5,338
             Accounts payable and accrued liabilities         (104,861)       101,471
             Changes in accrued officer compensation                --         25,000
                                                             ---------      ---------
               Net cash used in operating activities           (86,504)      (445,238)
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions of Property and Equipment                            --        (34,868)
                                                             ---------      ---------
               Net cash used in investing activities                --        (34,868)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of notes payable - related parties                   (4,600)            --
   Proceeds from notes payable - related parties                56,815        467,917
   Payments of floor plan loans - un-related party                  --        (49,571)
   Proceeds from notes                                          (1,800)         3,666
   Payment on notes                                                 --           (599)
   Proceeds from Issuance of Common Stock                       25,137             --
                                                             ---------      ---------
               Net cash provided by financing activities        75,552        421,413
                                                             ---------      ---------

Net decrease in cash                                           (10,952)       (58,693)

Cash, beginning of period                                       14,447         58,693

                                                             ---------      ---------
Cash, end of period                                          $   3,495             $-
                                                             =========      =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                $   2,939      $  39,925
                                                             =========      =========

Supplemental Disclosure of Non Cash Activities:

   Accrued officer compensation converted to stock           $ 140,000      $      --
                                                             =========      =========

See accompanying notes to consolidated condensed financial statements.

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements and cash flows have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2005 and the results of operations for three months ended June 30, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed on April 15, 2005 and amended on April 20, 2005. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.

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

NOTE 3.  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the three months ended June 30, 2005 the Company reported net losses of approximately $209,000. The Company's consolidated balance sheet at June 30,2005 reflects negative working capital and a stockholders' deficiency of approximately $1,054,500. These factors amongst others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

         In 2005 and in 2004, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. At June 30, 2005, the Company owes its affiliates approximately $963,000 for goods and services.

NOTE 5.  COMMON STOCK

         In April 2005, the Company amended its Certificate of Incorporation to increase its authorized common stock from 200,000,000 to 500,000,000 shares.

         In February 2005, the Company entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. The Company will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, the Company will pay a monthly management fee of $10,000 dollars in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of the agreement have not been determined. In exchange for equity funding, the Company will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant No funding has been received during the quarter ended June 30, 2005, no shares of Preferred Stock issued and no warrant has been issued to the Fund..

         On May 27, 2005, the Company issued 1,666,666 shares to Cross Capital Fund, LLC for the monthly management fee of $10,000.00

         On June 6, 2005, the Company issued 3,906,250 shares to Cross Capital Fund, LLC for fees owed of $39,062.50.

         On June 8, 2005, the Company issued 1,111,111 shares to Cross Capital Fund, LLC for the monthly management fee of $10,000.00.

NOTE 6. SUBSEQUENT EVENTS

         On August 8, 2005, the Board of Directors accepted the resignation from Thomas Jacobs as the Company's Chief Financial Officer and as a director on the Company's Board of Directors.

         On August 8, 2005, the Board of Directors accepted the resignation from Harvey Judkowitz as a director on the Company's Board of Directors.

         The Company will eliminate the position of Chief Financial Officer. No other person will be added to the Board of Directors at this time.

         In the third quarter the Company changed its business model from retail to wholesale, due to the lack of funds necessary to carry adequate amounts of inventory.

         As of September 14, 2005 the Company has received from Cross Capitol three distribution checks in six months totaling $52,000. The fund has failed to perform for the last three months in the manner expected to sustain the company's growth.

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

         The Company suffered a significant loss in the second quarter and feels it must make substantial changes to its business model. The Company is changing its business model from retail sales to primarily wholesale sales.

         In February 2005, The Company entered into a one-year renewable agreement with Cross Capital Fund, LLC (the "Fund") to fund $2,500,000 over the next year beginning in the second quarter of 2005. The Company IMC will issue 2,500,000 shares of its Series A 6% Cumulative Convertible Preferred Stock ("Preferred Stock") for the funds advanced. In addition, The Company will pay a monthly management fee of $10,000 dollars in cash or free trading shares and will issue a warrant to the Fund for 500,000 post-split shares of common stock, the final terms of the agreement have not been determined. In exchange for equity funding, The Company Intelligent Motor Cars Group will receive an Investor Membership Interest in the Fund. The Fund has "piggyback" registration rights for the shares of common stock that may be issued upon a conversion of Preferred Stock as set forth in the agreement and is expected to have the same registration rights upon the exercise of the warrant.

         As of September 14, 2005 the Company has received from Cross Capital Fund LLC three distribution checks in six months totaling $52,000. The fund has failed to perform for the last three months in the manner expected to sustain the company's growth.

         Due to the lack of funds and non-profitable quarters the Company has made the decision to close its existing location and move its corporate headquarters to a less expensive office/warehouse location, 750 E Prospect Road, Oakland Park FL 33309. Wall Street Properties (the former lessor) has released the Company from its existing lease with no penalties.

         In the third quarter the Company will change its business model from retail to wholesale, due to the lack of funds necessary to carry adequate amounts of inventory.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2005

         For the second quarter ended June 30, 2005, the Company's total assets reported are approximately $411,800 compared to approximately $580,630 for the for the year ended December 31,2004.

         For the second quarter ended June 30, 2005, the Company's current liabilities are $1,451,028 compared to $1,643,676 for the year ended December 31, 2004.

         For the three months ended June 30, 2005, the Company reported a net loss of ($209,193) or ($0.001) per share compared to a loss of $104,119 or $0.001 per share for the same period in 2004.

         Sales for the three months ended June 30, 2005 were approximately $948 thousand in revenues versus $1.3 million for the quarter ended June 30, 2004. The difference resulted in the lack of funding to buy adequate amounts of inventory to sell.

         Costs of Goods Sold for the three months ended June 30, 2005 are approximately $989,000 versus approximately $1,349,000 for the same period in 2004.

         General and administrative expenses for the three months ended June 30, 2005 was approximately $157,964 as compared to approximately $150,898 not including depreciation for the same period in 2004. The increase was due to the Cross Capital Fund, LLC expense of approximately $59,000 for 2005.

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

         (b) Reports on Form 8-K: No

             33.1     Change in Directors or Principal Officers

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

Date: September 13, 2005

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)

By:  /s/ Gerald Scalzo
----------------------------
     Gerald Scalzo
     Chief Executive Officer