Form 10QSB
period 2005-09-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-12-19
CIK 1173927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the quarterly period ended Sept 30, 2005


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


                    750 E Prospect RD, Oakland Park FL 33309
                    (Address of principal executive offices)


                                  (918)584-4463
                           (Issuer's telephone number)


                   * * * * * * * * * * * * * * * * * * * * * *



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days: YES [X]. NO [ ].

The number of shares of INTELLIGENT MOTOR CARS GROUP, INC. Common Stock (Par Value $0.001) outstanding at September 30, 2005 is 184,323,837.

================================================================================

                             [Client's Letterhead]


December 19, 2005

Berkovits, Lago & Company, LLP
8211 West Broward Boulevard
Suite 340
Fort Lauderdale, Florida  33324

We are providing this letter in connection with your review of the unaudited interim financial information of Intelligent Motor Cars Group, Inc. as of September 30, 2005 and for the three month and nine month periods then ended (interim financial information) for the purpose of determining whether any material modifications should be made to the interim financial information for it to conform with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation of the interim financial information in conformity with generally accepted accounting principles. We are also responsible for establishing and maintaining effective internal control over financial reporting.

Certain representations in this letter are described as being limited to matters that are material. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

We confirm, to the best of our knowledge and belief, as of December 18, 2005, the following representations made to you during your review.

1. The interim financial information referred to above has been prepared and presented in conformity with generally accepted accounting principles applicable to interim financial information and with Item 302(a) of SEC Regulation S-K. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures necessary and required to be included by the laws and regulations to which the Company is subject.

2. We have designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim financial information for external purposes in accordance with generally accepted accounting principles.

3. We have disclosed to you all deficiencies in the design or operation of internal control over financial reporting identified as part of our assessment, including separately disclosing to you all such deficiencies that we believe to be significant deficiencies or material weaknesses in internal control over financial reporting.

4. Management's certification regarding internal control over financial reporting as of September 30, 2005 discloses any changes in the Company's internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

5.   We have made available to you all--

     a.   Financial records and related data.

     b. Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

6. There have been no communications from the SEC or other regulatory agencies regarding noncompliance with, or deficiencies, in financial reporting practices.

7. There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial information.

8. We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

9. We have no knowledge of any fraud or suspected fraud affecting the Company involving:

     a.   Management;

     b. Employees who have significant roles in internal control over financial reporting; or

     c. Others where the fraud could have a material effect on the interim financial information.

10. We have no knowledge of any allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

11. The Company has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

12. The following have been properly recorded or disclosed in the interim financial information:

a. Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.

(1) Particularly compensation payable to the related party was $185,000. The entire change in deferred compensation was the result of a stock transfer the amount of which was $140,000.

(2) The Company owes its affiliates approximately $902,495 for goods and services as of September 30, 2005.

     b. Guarantees, whether written or oral, under which the Company is contingently liable.

     c. Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties.

13.  There are no:

     a. Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency.

     b. Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB Statement No. 5, Accounting for Contingencies.

     c. Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB Statement No. 5.

14. The Company has appropriately reconciled its general ledger accounts to their related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted in the interim financial information. All intracompany (and intercompany) accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

15. The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets, nor has any asset been pledged as collateral.

16. We have complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

17. All necessary accruals and contingent liabilities as of September 30, 2005 have been fully and properly accounted for on the Company's general ledger.

18. The Company has been experiencing a decrease in compensation compared to this time last year. This can primarily be related to the CEO not taking a $25,000 of deferred compensation. We also fired the general manager and did not replace him and the full time COO and did not replace that position. On August 8, 2005, the CFO resigned. The Company has decided not to fill that position at this time.

19. Our company has experienced an increase in operating expenses, primarily due to increased legal consultation fees to retain our public status. There were no legal proceedings connected to these increased legal fees.

20. The company has entered in an agreement with a Cross Capital Fund LLC in February, 2005. The Company expects to receive $2,500,000 in funding. As of June 30, 2005 the Company asserts that this agreement has been executed and that it expects to the full $2,500,000 in funding throughout the year ending December 31, 2005.

21. As of September 30, 2005 the company has written off $75,307 of trackers due to the sale of the loans to BHPH, along with Leasehold improvements of 75,151, due to relocation. Total accumulated depreciation written off amounts to $29,287



To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.




/s/ Jon B. Wallis
------------------------------------------------------
Jon B. Wallis, Chief Executive Officer and Acting CFO

                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION

          Item 1.  Financial Statement
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3.  Controls and Procedures

PART II. Other Information

         Item 1.  Exhibits and Reports On Form 8-K

         SIGNATURES

         CERTIFICATION

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                 INTELLIGENT MOTOR CARS GROUP, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                       As of
                                                                   September 30,
                                                                       2005
                                                                    -----------
                                     ASSETS

Current Assets
         Cash and cash equivalents                                  $       339
         Notes and Accounts Receivable, Net                               4,002
         Inventories                                                      9,962
                                                                    -----------
             Total current assets                                        14,303
                                                                    -----------

        Property and Equipment, Net                                      43,111
                                                                    -----------
             Total Assets                                           $    57,414
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

          Notes Payable:
          Floor Plan Notes - Related Party                          $   902,495
          Accounts Payable and accrued liabilities                      143,369
          Accrued officer compensation                                  185,000
          Current portion of long term debt                               5,876
                                                                    -----------
             Total current liabilities                                1,236,740
                                                                    -----------

          Long-term debt, net of current portion                         14,750
                                                                    -----------
             Total liabilities                                        1,251,490
                                                                    -----------

STOCKHOLDERS' DEFICIT:
           Common Stock - $.001 par value  500,000,000 shares
              authorized, 184,323,837 shares issued and outstanding     184,325
           Additional paid-in-capital                                 3,469,537
           Accumulated deficit                                       (4,847,938)
                                                                    -----------
             TOTAL STOCKHOLDERS' DEFICIT                             (1,194,076)
                                                                    -----------

                                                                    -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    57,414
                                                                    ===========


          See accompanying notes to consolidated finanical statements

                 INTELLLEGENT MOTOR CARS GROUP, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          Nine months ended                 Three months ended
                                                            September 30,                      September 30,
                                                    ------------------------------    ------------------------------
                                                         2005            2004              2005             2004
                                                    -------------    -------------    -------------    -------------
Revenues

          Sales of vehicles                         $   2,337,706    $   4,298,573    $     413,087    $   1,044,777
          Finance income, net                              16,274          194,624            1,166           15,290
                                                    -------------    -------------    -------------    -------------
Total revenues                                          2,353,980        4,493,197          414,253        1,060,067

Cost of sales
          Cost of sales - purchase of automobiles       2,037,694        3,473,941          381,644          902,440
          Cost of sales - other                           306,595          785,278           34,530          159,664
                                                    -------------    -------------    -------------    -------------
Total cost of sales                                     2,344,289        4,259,219          416,174        1,062,104
                                                    -------------    -------------    -------------    -------------
Gross profit (loss)                                         9,691          233,978           (1,921)          (2,037)

General and administrative expense
          Stock based compensation                         59,063            7,500               --               --
          Officers' compensation                           55,997               --            2,213
          Selling, general and administrative             339,435          384,055          128,406           70,267
          Depreciation expense                             30,873           28,509            9,303            9,503
                                                    -------------    -------------    -------------    -------------
General and administrative expense                        429,371          476,061          137,709           81,983

Loss from operations                                     (419,680)        (242,083)        (139,630)         (84,020)

Other income                                                  101           21,678              101         (117,491)
                                                    -------------    -------------    -------------    -------------

Net loss                                            $    (419,579)   $    (220,405)   $    (139,529)   $    (201,511)
                                                    =============    =============    =============    =============
Net loss per common share - basic and diluted       $      (0.003)   $      (0.015)   $      (0.001)   $      (0.014)
                                                    =============    =============    =============    =============

Weighted average number of shares outstanding         161,914,201       14,862,731      161,914,201       14,820,625
                                                    =============    =============    =============    =============




           See accompanying notes to consolidated financial statements

                INTELLLEGENT MOTOR CARS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months ended
                                                                   September 30,
                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $  (419,579)   $  (220,405)
   Adjustments to reconcile loss to net cash
   provided by (used in) operating activities:
       - Depreciation                                          (29,287)        28,509
       - Provisions for doubtful accounts                           --        (37,390)
       - Conversion of stock for services                      140,562          7,500

   Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts Receivable                                17,226         36,650
             Notes Receivable                                  119,494             --
             Inventories                                       210,292        181,732
             Other                                              20,254         (5,842)
          Increase (decrease) in :
             Accounts payable and accrued liabilities         (194,515)       363,317
             Changes in accrued officer compensation                --         25,000
                                                           -----------    -----------
    Net cash provided by operating activities                 (135,553)       379,071
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  (Acquisitions) Dispositions of Property and Equipment        150,458        (34,868)

                                                           -----------    -----------
               Net cash provided by investing activities       150,458        (34,868)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES :

   Payment of notes payable - related parties                  (91,186)    (1,023,351)
   Proceeds from notes payable - related parties                56,815        670,240
   Payments from floor plan loans - un-related party                --        (47,945)
   Payments of floor plan loans - un-related party             (19,779)            --
   Proceeds from stockholder loans payable                          --             --
   Proceeds from notes                                              --             --
   Proceeds on notes                                                --          2,585
   Proceeds from Issuance of Common Stock                       25,137             --

                                                           -----------    -----------
               Net cash used in financing activities          (29,013)      (398,471)
                                                           -----------    -----------

Net Decrease in Cash                                           (14,108)       (54,268)

Cash, beginning of period                                       14,447         58,693
                                                           -----------    -----------
Cash, end of period                                        $       339    $     4,425
                                                           ===========    ===========
Supplemental Disclosure of Non Cash Activities

   Accrued officer compensation converted to stock         $   140,000    $        --
                                                           ===========    ===========


The accompanying notes are an integral part of these financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2005


NOTE 1.  BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements and cash flows have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2005 and the results of operations for three & nine month periods ended September 30, 2005 and 2004. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed on April 15, 2005 and amended on April 20, 2005. Certain amounts in prior period financial statements have been reclassified for comparative purposes and to conform to the presentation in the current period financial statements.


NOTE 2.  LOSS PER SHARE
-----------------------

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


NOTE 3.  GOING CONCERN
----------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which assume that the Company will continue as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the three months ended September 30, 2005 the Company reported net losses of $139,529. The Company's consolidated balance sheet at September 30, 2005 reflects negative working capital and a stockholders' deficiency of $1,194,076. These factors amongst others raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4.  RELATED PARTY TRANSACTIONS
-----------------------------------

         In 2005 and in 2004, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. At September 30, 2005, the Company owes its affiliates $902,495. On ________________the Company relocated it's offices. In connection with the relocation, the Co., disposed of $xxxxx of ______hold improvements for goods and services received.


NOTE 5.  PROPERTY AND EQUIPMENT , NET
-------------------------------------




NOTE 6.  COMMON STOCK
---------------------

         Stock issuance: The company did not issue any stock during this quarter.




NOTE 7. SUBSEQUENT EVENTS
-------------------------

         On October 1, 2005 IMC hired Jon Wallis to the position of Chairman and CEO, Jerry Scalzo resigned from Chairman and CEO to become a Director.

         On December 6, 2005 Jerry Scalzo (Director) resigned

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

          In September 2003, the Company launched its first retail buy here/pay here dealership at 1600 West Sunrise Blvd., Fort Lauderdale, Florida. In the third quarter of 2004, the Company discontinued its buy here/pay here program. The company focuses on cash sales and financing through third party finance companies. Because of this business migration and uncertainties surrounding efforts to obtain financing for the Company throughout 2004, we continue to anticipate incurring losses in the foreseeable future, possibly through fiscal year end 2005. Our ability to continue as a going concern is contingent upon our success in raising additional capital until adequate revenues are realized from operations. There is no assurance that additional capital will be obtained. It is the Company's plan to continue its wholesale division. These conditions amongst others raise substantial doubt about the Company's ability to continue as a going concern.

         The Company suffered a significant loss in the third quarter and feels it must make substantial changes to its business model.

         Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved.


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPT 30, 2005

         For the third quarter ended September 30, 2005, the Company's total assets reported are $57,414 compared to $580,630 for the for the year ended December 31, 2004.

         For the third quarter ended September 30, 2005, the Company's current liabilities are $1,236,740 compared to $1,643,676 for the year ended December 31, 2004.

         For the three months ended September 30, 2005, the Company reported a net loss of ($139,529) or ($0.001) per share compared to a loss of ($201,511) or ($0.01) per share for the same period in 2004.

         Revenues for the three months ended September 30, 2005 were $414,253 thousand versus $1,060,067 million for the quarter ended
September 30, 2004. The difference resulted from the lack of funding to buy adequate amounts of inventory to sell.

         Cost of goods sold for the three months ended September 30, 2005 was $416,174 versus $1,062,104 for the same period in 2004.

         General and administrative expenses for the three months ended September 30, 2005 were $137,709 (this includes a one time $75,151 write off for lease hold improvements and trackers due to the company selling off their notes receivable and the closing of 1600 W Sunrise location) as compared to approximately $81,983 not including depreciation for the same period in 2004.

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

     (b) Reports on Form 8-K:

     33.1    Change in Directors or Principal Officers


             On October 1, 2005 IMC hired Jon Wallis to the position of Chairman and CEO, Jerry Scalzo Resigned from Chairman and CEO to become a Director.

            On December 6, 2005 Jerry Scalzo (Director) resigned

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.


Date: December 19, 2005

INTELLIGENT MOTOR CARS GROUP, INC.
(Registrant)



By:  /s/ Jon Wallis
     --------------------------------
     Jon Wallis
     Chief Executive Officer