Form 10QSB/A
period 2005-09-30
INTELLIGENT MOTOR CARS GROUP INC
filed 2005-12-23
CIK 1173927

================================================================================

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

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statement

                   Consolidated Balance Sheet

                   Consolidated Statements of Operations

                   Consolidated Statements of Cash Flows


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
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

          Notes payable:
          - Floor plan notes - Related party                       $   902,495
          Accounts payable and accrued liabilities                     143,369
          Accrued officer compensation                                 185,000
          Current portion of long term debt                              5,876
                                                                   -----------
             Total current liabilities                               1,236,740
                                                                   -----------

          Long-term debt, net of current portion                        14,750
                                                                   -----------
             Total liabilities                                       1,251,490
                                                                   -----------

Stockholders' Deficit:
           Common Stock - $.001 par value  500,000,000 shares
           authorized, 184,323,837 shares issued and outstanding       184,325
           Additional paid-in-capital                                3,469,537
           Accumulated deficit                                      (4,847,938)
                                                                   -----------
             Total stockholders' deficit                            (1,194,076)
                                                                   -----------

                                                                   -----------
             Total liabilities and stockholders' deficit           $    57,414
                                                                   ===========






          See accompanying notes to consolidated finanical statements

                 INTELLIGENT MOTOR CARS GROUP, INC.& SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Nine months ended                 Three months ended
                                                              September 30,                      September 30,
                                                      ------------------------------    ------------------------------
                                                          2005             2004             2005             2004
                                                      -------------    -------------    -------------    -------------
Revenues

            Sales of vehicles, net                    $   2,337,706    $   4,298,573    $     413,087    $   1,044,777
            Finance income, net                              16,274          194,624            1,166           15,290
                                                      -------------    -------------    -------------    -------------
Total revenues                                            2,353,980        4,493,197          414,253        1,060,067

Cost of sales
            Cost of sales - purchase of automobiles       2,037,694        3,473,941          381,644          902,440
            Cost of sales - other                           306,595          785,278           34,530          159,664
                                                      -------------    -------------    -------------    -------------
Total cost of sales                                       2,344,289        4,259,219          416,174        1,062,104
                                                      -------------    -------------    -------------    -------------
Gross profit (loss)                                           9,691          233,978           (1,921)          (2,037)

General and administrative expense
            Stock based compensation                         59,063            7,500               --               --
            Officers' compensation                               --           55,997               --            2,213
            Selling, general and administrative             249,137          384,055           38,108           70,267
            Depreciation expense                             30,873           28,509            9,303            9,503
                                                      -------------    -------------    -------------    -------------
General and administrative expense                          339,073          476,061           47,411           81,983

Loss from operations                                       (329,382)        (242,083)         (49,332)         (84,020)

Other income/(expense)
            Other income                                        101           21,678              101               --
            Other expense                                        --               --               --         (117,491)
            Loss from disposition of assets                 (90,298)              --          (90,298)              --
                                                      -------------    -------------    -------------    -------------
Total other income/(expense)                                (90,197)          21,678          (90,197)        (117,491)


                                                      -------------    -------------    -------------    -------------
Net loss                                              $    (419,579)   $    (220,405)   $    (139,529)   $    (201,511)
                                                      =============    =============    =============    =============
Net loss per common share - basic and diluted         $      (0.003)   $      (0.015)   $      (0.001)   $      (0.014)
                                                      =============    =============    =============    =============

Weighted average number of shares outstanding           161,914,201       14,862,731      161,914,201       14,820,625
                                                      =============    =============    =============    =============






           See accompanying notes to consolidated financial statements

                INTELLIGENT MOTOR CARS GROUP, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Nine Months ended
                                                                             September 30,
                                                                        2005            2004
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $  (419,579)   $  (220,405)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       - Depreciation                                                     30,873         28,509
       - Provisions for doubtful accounts                                               (37,390)
       - Conversion of stock for services                                140,562          7,500
          Changes in operating assets and liabilities
             (Increase) decrease in:
             Accounts receivable                                          17,226         36,650
             Notes receivable                                            119,494
             Inventories                                                 210,292        181,732
             Other                                                        20,254         (5,842)
          Increase (decrease) in :
             Accounts payable and accrued liabilities                   (194,515)       363,317
             Changes in accrued officer compensation                          --         25,000
                                                                     -----------    -----------
    Net cash provided by (used in) operating activities                  (75,393)       379,071
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  (Acquisitions) disposition of property and equipment                    90,298        (34,868)

                                                                     -----------    -----------
               Net cash provided by (used in) investing activities        90,298        (34,868)
                                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES :

   Payment of notes payable - related parties                            (91,186)    (1,023,351)
   Proceeds from notes payable - related parties                          56,815        670,240
   Proceeds from floorplan loans - un-related party                           --        (47,945)
   Payments of floor plan loans - un-related party                       (19,779)            --
   Proceeds on notes                                                          --          2,585
   Proceeds from issuance of common stock                                 25,137             --
                                                                     -----------    -----------
               Net cash used in financing activities                     (29,013)      (398,471)
                                                                     -----------    -----------


Net decrease in cash and cash equivalents                                (14,108)       (54,268)

Cash, and cash equivalents beginning of period                            14,447         58,693
                                                                     -----------    -----------
Cash, and cash equivalents end of period                             $       339    $     4,425
                                                                     ===========    ===========

Supplemental disclosure of non cash activities

   Accrued officer compensation converted to stock                   $   140,000    $        --
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

NOTE 4.  RELATED PARTY TRANSACTIONS
-----------------------------------

         In 2005 and in 2004, the Company has been conducting and is continuing to conduct certain aspects of its business with several related parties, including officers and stockholders of the Company, as well as entities owned by officers and stockholders of the Company. The accompanying financial statements, and the notes to financial statements, present those transactions that management, to the best of its knowledge and belief, has identified, accounted for, and disclosed in these financial statements. At September 30, 2005, the Company owes its affiliates $902,495 for goods and services received.


NOTE 5.  PROPERTY AND EQUIPMENT , NET
-------------------------------------

On September 1, 2005 the Company relocated it's offices. In connection with the relocation, the Company, disposed of $41,293 of leasehold improvements and $49,005 of trackers, net of depreciation. This was also due to the Company selling the related notes receivable, associated with the trackers, to a third party.




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

         General and administrative expenses for the three months ended September 30, 2005 were $47,411 versus $81,983 for the same period in 2004.

         Other income/ (expense) for the third quarter ended September 30, 2005 includes a one time $41,293 write off of lease hold improvements and $49,005 of trackers, net of depreciation totaling $90,197. This was also due to the Company selling the related notes receivable associated with the trackers to a third party and the closing of 1600 West Sunrise Boulevard.

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